Form 10-Q
period 2011-09-30
Seven Arts Entertainment Inc.
filed 2011-11-21
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 001-34250

SEVEN ARTS ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	45-3138068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Century Park East, Suite 1830
Los Angeles, CA  90067
(Address of principal executive offices)

(323) 372-3080
(Issuer's telephone number)

Seven Arts Pictures, plc   136-144 New Kings Road
London, United Kingdom  SW6 4LZ
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer	☐	Accelerated Filer	☐
Non-Accredited Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of November 19, 2011 there were 15,699,908 shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
SEPTEMBER 30, 2011

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Balance Sheets
As of September 30, 2011 and June 30, 2011

Assets

	September 30, 2011 (Unaudited)	June 30, 2011 (Audited)

Current Assets:
Cash and cash equivalents	$49,462	$8,785
Accounts receivable, net of allowance for doubtful accounts of $195,623 and $195,623	504,907	431,891
Due from related parties, net	1,768,212	2,725,974
Other receivables and prepayments	1,954,435	1,620,895
Total Current Assets	4,277,016	4,787,545

Film costs, less accumulated amortization of $3,306,538 and $2,843,734	22,991,635	23,133,559
Property and equipment, net of accumulated depreciation of $108,469 and $106,671	22,852	24,540
	23,014,487	23,158,099

Total Assets	$27,291,503	$27,945,644

Liabilities and Stockholders' Equity

Current Liabilities:
Bank overdraft	$-	$987
Accounts payable	1,829,882	2,569,275
Accrued liabilities	1,936,446	3,860,502
Participation and residuals	503,187	503,187
Other loans	1,497,074	1,755,250
Film and production loans	6,460,392	10,890,430
Deferred income	431,880	407,763
Total Current Liabilities	12,658,861	19,987,394

Total Liabilities	$12,658,861	$19,987,394

Stockholders' Equity:
Common stock, $.01 par value, 50,000,000 shares
authorized, 11,149,480 and 2,643,131 shares issued
and outstanding, respectively	111,494	-
Common stock , £0.25 par value; 20,527,360 shares authorized;
2,643,131 issued and outstanding	-	1,121,208
Deferred stock, £.45 par value; 13,184,000 shares authorized and outstanding	-	11,636,594
Deferred stock, £1 par value; 2,668,120 shares authorized and outstanding	-	3,876,745
Additional paid in capital	8,438,019	9,880,782
Convertible debentures	3,432,450	3,432,450
Accumulated deficit	(983,291)	(19,952,191)
Shares to be issued	1,986,722	-
Comprehensive Income	1,647,248	(2,037,338)
Stockholders' Equity	14,632,642	7,958,250
Total Liabilities and Stockholders’ Equity	$27,291,503	$27,945,644

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Operations
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenue:
Film revenue	$592,541	$100,305
Total revenue	592,541	100,305

Cost of revenue:
Amortization and impairment of film costs	463,804	56,363
Other cost of revenue	15,340	20,331
Cost of revenue	479,144	76,694

Gross profit	113,397	23,611

Operating expenses:
General and administrative expenses	681,885	350,479
Bad debt expense	-	-
Total operating expenses	681,885	350,479

Income from operations	(568,488)	(326,868)

Non-operating income (expense)
Interest expense	(413,800)	(420,654)
Interest income	-	-
Total non-operating income (expense)	(413,800)	(420,654)
Income (loss) before taxes	(982,288)	(747,522)
Provision for income tax (benefit)	-	-
Net income (loss)	$(982,288)	$(747,522)

Comprehensive income (loss):
Foreign exchange translation gain (loss)	(1,003)	82
Comprehensive income (loss)	$(983,291)	$(747,440)

Basic and diluted income (loss) per share	$(0.14)	$(0.48)
Weighted average shares outstanding:
Basic and diluted	7,015,696	1,555,182

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(983,291)	$(747,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,688	1,260
Amortization of film cost	463,804	56,363
Stock issued for services	10,000	112,000
Changes in operating assets and liabilities:
Trade receivables	(73,016)	74,068
Due to and due from related parties, net	957,762	(18,118)
Capitalized film assets	(320,880)	(176,228)
Receivables and prepayments	(333,540)	16,990
Bank overdraft	(987)	-
Accounts payable	(739,393)	105,607
Deferred income	24,117	(89,350)
Translation reserve	-	1,193,043
Accrued liabilities	(1,925,056)	(1,039,013)
Net cash provided used in operating activities	(2,918,792)	(510,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
NONE	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITES:
Conversion of convertible notes payable	(3,188,028)	-
Proceeds from notes payable	-	129,307
Repayments made on notes payable	-	(358,253)
Proceeds received from Employee Benefit Trust (“EBT”)	-	412,825
Shares of common stock issued in satisfaction of debt	-	340,000
Shares of common stock issued to PLC for assets	7,880,000	-
Common and preferred stock to be issued	1,986,722	-
Stock issued in share exchange	64,763	-
Liabilities retained in PLC in share exchange	(3,783,988)	-
Net cash provided by financing activities	2,959,469	523,879
NET CHANGE IN CASH	40,677	13,061
CASH AT BEGINNING OF PERIOD	8,785	26,818
CASH AT END OF PERIOD	$49,462	$39,879
Supplemental cash flow information:
Cash paid for interest	$-	$-
Shares of common stock issued to PLC for assets	$7,880,000	$-
Common and preferred stock to be issued	$1,986,722	$-
Stock issued in share exchange	$64,763	$-
Liabilities retained in PLC in share exchange	$(3,783,991)	$-
Conversion of convertible notes payable	$(3,188,028)	$-
Stock issued for services	$10,000	$112,000
Common stock issued in satisfaction of debt	$-	$340,000

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

Seven Arts Entertainment, Inc. (herein referred to as “the Company”, “Seven Arts” or “SAE,”), a Nevada Corporation,  is the continuation of the business and the successor of the NASDAQ listing to Seven Arts Pictures Plc., (“PLC”) which was founded in 2002 as an independent motion picture production and distribution company engaged in the development, acquisition, financing, production, and licensing of theatrical motion pictures for exhibition in domestic (i.e., the United States and Canada) and foreign theatrical markets, and for subsequent worldwide release in other forms of media, including home video and pay and free television.   The Company currently owns interests in 33 completed motion pictures,  subject in certain instances to the prior financial interests of other parties.

On June 11, 2010,  Seven Arts Entertainment,  Inc. (“SAE”), a Nevada Corporation, was formed and became a 100% owned subsidiary of Seven Arts Pictures Plc.  As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares of SAE were issued to PLC in order to satisfy any remaining obligations.  This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010.  The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws.  Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

On August 31, 2011, NASDAQ approved the substitution of one share of SAE, Inc. stock for the Company's NASDAQ listing, effective at the opening of trading on September 1, 2011.   On that date, each of the Company's ordinary shares were exchanged for one share of common stock of SAE, and commenced trading on NASDAQ as the successor to the Company's NASDAQ listing. This transaction was approved by the Company’s shareholders at the Company’s Extraordinary General Meeting on June 11, 2010.

SAE’s authorized capital consists of 50,000,000 shares of common stock, $.01 par value per share, of which the board of directors has allocated 25,000,000 shares as common stock.  As of September 1, 2011, there were 6,476,344 shares of common stock outstanding, all of which are fully paid and non-assessable.    Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

SAE will be a United States issuer and will commence regular quarterly reporting for the first quarter ended September 30, 2011.

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors liquidation under English law (See Note 6 – Commitments and Contingencies).  Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.  In accordance with the asset transfer agreement, PLC has been issued 2,000,000 shares of common stock of SAE in order to satisfy these obligations.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 20-F. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s predecessor’s June 30, 2011 Form 20-F, which is anticipated to be filed by its filing deadline of December 31, 2011. The Company’s predecessor, PLC, was considered a foreign filer as of its June 30, 2011 year-end, and therefore, required to file a Form 20-F by December 31, 2011.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Seven Arts Entertainment, Inc. (“SAE”), and its wholly owned subsidiary, Seven Arts Filmed Entertainment, Limited (“SAFE, Ltd.”).

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."     The Company does not have any variable interest or special purpose entities.

The Company prepares its financial statements on the accrual basis of accounting and in accordance with Generally Accepted Accounting Principles of the United States of America (“US GAAP”).   All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the three months ended September 30, 2011 and 2010, respectively, have been made.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs of its films which are used in the amortization and impairment of film costs, estimates for allowances and income taxes.  Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Revenue Recognition:

The Company recognizes revenue from the sale (minimum guarantee or non-refundable advances) or licensing arrangement (Royalty agreement) of a film in accordance with ASC 605-15 “Revenue Recognition”. Revenue will be recognized only when all of the following criteria have been met:

a)	Persuasive evidence of a sale or licensing arrangement with a customer exists.
b)
The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery. (i.e. the “notice of delivery” (“NOD”) has been sent and there is a master negative available for the customer).

c)	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.
d)	The arrangement fee is fixed or determinable.
e)	Collection of the arrangement fee is reasonably assured.

A written agreement with clients (purchase order, letter, contract, etc.), indicating the film name, territory and period is required for the recognition of revenue. Revenue is recognized when the performance criteria in the contracts have been met. The customer generally confirms agreement by their signature on the contract.

Minimum guarantee revenue (i.e., non-refundable advances) is recognized as and when the film is available for delivery to the respective territories.   Cash deposits received on the signing of the contracts are recorded as deferred revenue until the film is available for delivery (as described above) at which point the deferred revenue is recognized.  The Company does not recognize any revenues relating to minimum guarantee on any motion picture or amortization expenses on that picture until United States theatrical release if it has agreed with the licensees that delivery or payment of minimum guarantee will be delayed for any material period of time to permit such a theatrical release.

Royalty revenue, which equates to an agreed share of gross receipts of films, is recognized as income as and when the Company  is notified of the amounts by the customers through their royalty reports.  Revenue is recorded net any of sales or value added taxes charged to customers.

Fee-related revenues

Many countries make tax credits available to encourage film production in the territory. Seven Arts benefits from tax credits in:

a)	the UK and several other European territories for their European productions
b)	Canada for their Canadian productions
c)	Louisiana for their US productions
d)	Tax preferred financing deals

In the majority of circumstances these tax credits are treated as a reduction in the capitalized costs of the film assets they are financing.

Foreign Currency Transactions and Comprehensive Income

The Company’s functional currency, as well as the Company’s subsidiary, SAFE, Ltd. is the US Dollar.  The functional currency of the Company’s predecessor, was the Pound Sterling (“GPB”), and some transactions which are generated in the United Kingdom are denominated in GBP.

Assets and liabilities generated in a currency other than the functional currency are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Where possible, the Company seeks to match GBP income with GBP expenditures.  To date, the Company has not hedged any transactional currency exposure but will keep such exposures under review and where appropriate may enter into such transactions in future.

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.  The cash and cash equivalents of the Company consisted of cash balances held on deposit with banks, including various accounts denominated in US Dollars, Pounds Sterling and Euros.

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company’s allowance for doubtful accounts was $195,623 and $195,623 at September 30, 2011 and June 30, 2011, respectively.  Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Property & Equipment:

Equipment is carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years.

Other Receivables and Prepayments:

The Company has entered into contracts for investor relations and consulting services to assist in future fundraising  activities.   A portion of these services were prepaid with shares of common stock that vested immediately.

Film Costs:

Film costs include the unamortized costs of completed films which have been produced by the Company or for which the Company has acquired distribution rights, libraries acquired as part of acquisitions of companies and films in progress and in development.  For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. The majority of a film's costs (approximately 80% or more) are generally amortized within three years of the picture's initial release.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Film costs are stated at the lower of amortized cost or estimated fair value. Individual film costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Impairment is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty,  and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

Films are included in the general “library” category when initial release dates are at least three years prior to the acquisition date.

Films in progress include the accumulated costs of productions which have not yet been completed. Films in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned.

Impairment of Long Lived Assets:

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities.  For the periods presented, there were no potentially dilutive securities outstanding, therefore basic earnings per share equals diluted earnings per share.   Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of September 30, 2011 and 2010, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

Share Based Payments:

The Company accounts for share based payments using a fair value based method whereby compensation cost is measured at the grant date based on the value of the services received and is recognized over the service period.   The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued.   In calculating this fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Segment Reporting:

The Company produces and acquires motion pictures for distribution in theatres, on home entertainment and/or for television viewing.   The Company operates in one business segment as a motion picture producer and distributor.   The Company believes that all of its businesses are functionally and financially similar.

Fair Value Measurements:

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

Derivative Instruments:

The Company’s policy is not to use derivative or hedging financial instruments for trading or speculative purposes, except certain embedded derivatives derived from certain conversion features or reset provisions attached to the convertible debentures, as described in Note 11.

NOTE 2 – FILM COSTS

Film costs as September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011
Film Costs, beginning of period	$25,977,293	$23,808,869
Additions to film costs during the period	320,880	2,168,424
Total film costs	26,298,173	25,977,293
Less: Accumulated amortization	(3,306,538)	(2,843,734)
Total film costs, net of accumulated amortization	$22,991,635	$23,133,559

Amortization of film costs was $463,804 and $56,363 for the three months ended September 30, 2011 and 2010.  The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least twice per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition.  Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

Seven Arts Pictures, Inc. (“SAP, Inc.”) directly or through related various Louisiana limited liability companies, have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company.  The balances of these combined accounts due to the Company as of September 30, 2011 and June 30, 2011 were $1,768,212 and $2,725,974, respectively.  SAP, Inc. has pledged an interest in its shares of the Company’s stock to secure certain indebtedness for which SAP, Inc. and the Company are jointly liable such as the Apollo and Armadillo debts.   The stock of SAP, Inc. was transferred to the listing predecessor of SAE on September 10, 2011.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the three months ended September 30, 2011 the Company had a net loss of $983,291 increasing the deferred tax asset approximately $334,319 at the statutory tax rate of 34%.  Deferred tax assets at September 30, 2011 consisted of the following:

Deferred tax asset related to:

September 30,
2011
Prior Year	$-
Tax Benefit (Expense) for Current Period	334,319
Deferred Tax Asset	$334,319
Less: Valuation Allowance	(334,319)
Net Deferred Tax Asset	$-

The net deferred tax asset generated by the loss carry forward has been fully reserved and will expire in 2019 through 2030.  The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2011.

NOTE 5 –  EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and generally exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of September 30, 2011, due to the loss from continuing operations, as including them would have an anti-dilutive effect on EPS.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Acquisition of Big Jake Music

On September 29, 2011, the Company entered into a definitive agreement to acquire of all of the capital stock of Big Jake Music ("BJM"), a newly formed record and multi-media entertainment company, for $5,000,000 of convertible preferred stock, convertible into common stock at a premium to the market price at closing, and which is subject to restricted holding periods.  BJM will also release soundtracks of Seven Arts films, including Night of the Demons (a film released in October 2010) and The Pool Boys (a film released in October 2011).

Creditors Liquidation of SAP Plc.

The Company’s listing predecessor Seven Arts Pictures Plc. (‘PLC’) was placed by the English Companies Court into compulsory liquidation on November 8, 2011.   The Company’s CEO, Mr. Peter Hoffman, as a director of PLC had sought an administration order but this request was denied by the Courts as a result of inter alia the opposition of Parallel Pictures LLC (‘Parallel’). The creditors are likely to be invited to appoint a licensed insolvency practitioner as liquidator.  The role of a liquidator is to realize a company’s assets for the benefit of the creditors and shareholders.  Mr. Hoffman expects that the liquidator and PLC will pursue its substantial claims against Parallel and its defenses to Parallel’s claims. Parallel has claimed in the proceedings in England and the United States that the Asset Transfer Agreement between the Company and PLC was ‘fraudulent’ and may seek additional compensation or guarantees from Company. Management believes that the Asset Transfer Agreement is a valid agreement for value and not subject to attack and that Parallel will not prevail in its claims.  Management believes it has the support of its creditors to resist these claims by Parallel which are disputed by the Company and as a result Parallel will not obtain any relief from the courts on this issue.

807 Esplanade Guarantee

Seven Arts Pictures Louisiana LLC, a related party and/or an affiliate of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of a production and post production facility located at 807 Esplanade Avenue in New Orleans, Louisiana for aggregate principal advances of up to $3,700,000.  This agreement was guaranteed by the Company’s predecessor. Approximately $3,700,000 has been drawn under the terms of this Credit Agreement, as of June 30, 2011.  The Company has also guaranteed this amount.

There is a guarantee of a $1,000,000 note due to Armadillo by the Employee Benefit Trust of the Company’s listing predecessor resulting from the purchase back of the Seven Arts preferred shares from Armadillo.

Fireworks Litigation

The Company prevailed in a motion for summary adjudication on February 10, 2011 in an action against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of  five motion pictures “Rules of Engagement”, “An American Rhapsody,” “Who Is Cletis Tout,” “Onegin,” and “The Believer”, (the “Copyrights”). The Company has filed an action in England against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest.  The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content.

Arrowhead Target Fund

Seven Arts Future Flow I (“SFF”), a limited liability Company owned by SAP Inc., one of the Company’s controlling shareholders and a Company controlled by Mr. Hoffman, obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”).  SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated revenues of $820,026 in the Fiscal Year Ended June 30, 2009, $2,739,800 in the Fiscal Year Ended March 31, 2008 and $544,478 in the three month period ended June 30, 2009. The Company’s only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues.   SAE Inc’s subsidiary, SAFE, Ltd. was the collateral agent of the film assets.

The Arrowhead Loan became due in February 2009 and SFF has not paid the outstanding principle and interest due thereon. Arrowhead has the right to foreclose on the pledged film assets, but has not done so at the present time. SFF has received a default notice to this effect and as a result Arrowhead is now collecting directly all sums receivable by the Company with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures with the result that the Company no longer controls the licensing of these motion pictures. Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of the Company’s rights to the twelve motion pictures and related loss of revenues in amounts that are difficult to predict.

As a result of the foregoing, the Company has removed all assets accounts relating to the twelve motion pictures pledged to Arrowhead and has removed the corresponding limited recourse indebtedness from the Company’s consolidated balance sheet at fiscal year ended June 30, 2009, due to the fact that the loan was a limited recourse loan and the Company had no further obligations to Arrowhead beyond the pledged film assets.

Arrowhead  filed an action on September 22, 2010 which seeks recovery from the Company of the monies which the Company has retained under its interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead makes substantial additional claims against the Company, Mr. Hoffman and SAP Inc. regarding claimed breaches of the terms of the operative agreements, including failure to properly account, failure to turn over materials, failure to remit monies collected, and similar matters. The claims against the Company for these breaches of warranties for damages are $8,300,000 although Arrowhead states no basis for this amount.

The Company had moved to dismiss the action against all defendants other than Seven Arts Future Flows I LLC, which is not part of the Company.  On August 9, 2011, the New York Supreme Court granted the Company’s motion and dismissed all defendants except Seven Arts Filmed Entertainment Limited in its capacity as a collateral agent, which is not a material element of Arrowhead claim.  The Company continues to believe that Arrowhead’s claims against the Company are without substantial merit.

Arrowhead Capital Partners – AGC Loan

The Company’s predecessor and several affiliates were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State purportedly served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in note 13 under “Production Loans”. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan. As a result Management does not believe that ACG has the right to maintain this action to collect any monies or to foreclose on any collateral pursuant to the Cheyne Loan. The Company intends to vigorously defend against this action and has filed a motion for summary judgment to dismiss this action.

Investigation into Claim for Tax Credits (SAPLA)

The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits including such tax credits to be claimed by an affiliate of the Company, Seven Arts Pictures Louisiana LLC. This investigation appears to include investigation as to whether certain expenses claimed by this affiliate were improper or fraudulent. All such claimed expenses were audited by independent auditors in Louisiana and reviewed by counsel. None of these expenses or credits have been included in the Company’s financial statements for any period. Management believes that this investigation will have no material adverse effect on the Company’s operations or the total tax credits to be received by the Company’s affiliates, but could result in charges against current or former employees of this affiliate based on prior audits, including Mr. Hoffman.

Parallel Action

On June 28, 2011, Seven Arts Pictures Plc. (“PLC”) filed an action in the High Court of England against Parallel Media LLC (“Parallel”) to collect sums due to PLC with respect to acquisition of distribution rights in Russia to four motion pictures and to confirm Parallel’s obligations under both a signed and unsigned investment agreement with respect to the motion picture project Winter Queen. On the same day Parallel filed a petition to wind up and liquidate PLC in the Companies Courts of England based on its claim of repayment of $1,000,000 of investment made by Parallel in Winter Queen.   PLC is no longer part of the Company.   On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. A request for a preliminary injunction was denied by the Superior Court. PLC will move to dismiss this action since all the operative agreements between PLC and Parallel include a clause requiring exclusive jurisdiction of all litigation in the courts of England.   PLC expects this motion to dismiss will be granted.

HMRC Investigation

On July 19, 2011 Officers of Her Majesty’s Revenue & Customs (“HMRC”) attended the offices of Seven Arts Pictures Plc. (the “Company”) in London.  Documents were retained appertaining to arrangements involving the subscription for shares in a number of companies which had lost value, resulting in subscribers making claims to tax relief.

The Company’s participation in these transactions was limited to the Company’s predecessor’s transfer of rights to certain motion pictures to the investors in return for their investments in the production and release costs of those pictures and making available   the provision of loans to fund a portion of those investments.  The Company received no tax benefits from the transactions, which were made on arms-length terms. The Company believes that it is not a subject of the HMRC investigation.

In connection with the transactions, the Company did not make any representations or warranties to any party, including the investors, regarding any potential tax benefits related to the transactions. Prior to the closing of the transactions  the  investors obtained and made  available to the Company, an opinion of prominent Queen’s counsel, specializing in United Kingdom tax laws, that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws. The Company remains confident that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws.

HMRC has requested interviews with three officers of the Company to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies.  The Company is fully cooperating with the investigation.  The Company believes there is no basis for any claim of responsibility of any of its officers or employees.  Based on facts currently known by the Company, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On August 30, 2010, the PLC issued an aggregate of $470,000 convertible debt to qualified investors (Scarborough, Sendero and Runway) that matured on February 28, 2011.  This debt was transferred to the Company pursuant to the Asset Transfer Agreement dated January 27, 2011.   The Convertible Debts bear interest at a rate of 15.0% per annum and could be converted  into the Company’s ordinary shares beginning on the date which is one hundred twenty (120) days following the issuance of the Convertible Debt,  at the conversion rate of $3.75 per share, subject to certain changes.

On March 2, 2011, an additional $300,000 of convertible notes were issued to Runway Investments Ltd on the same terms as above. At the same time the original notes were extended to July 31, 2011.

On May 24, 2011, all $770,000 of these notes were extended  to September 30, 2011 and the conversion terms were changed as follows:

• Scarborough to convert its principal and interest into common stock at $0.50 per share
• For extending the maturity date until 12/31/2011, Sendero and Runway will reduce their conversion price to $0.60 per share
• For extending the maturity date until 9/30/2011, Agua Alta will reduce its conversion price to $0.75
• The average conversion price of the three remaining notes was $0.64

The $225,000 of Scarborough notes were converted to 507,000 shares of PLC’s ordinary stock on July 29, 2011.   The $170,000 of Agua Alta notes and $75,000 Sendero notes were converted on October 19, 2011 into 1,786,374 shares of SAE common stock.

The Company has evaluated these convertible notes for embedded derivative features and has determined that no derivative liability exists.

NOTE 8 – LOANS PAYABLE

The Company has the following indebtedness as of September 30, 2011:

Lender	Amount Outstanding	Applicable Interest Rate	Status

Palm Finance	$5,044,608	18% Fixed	Forbearance Agreement
Palm Finance	263,370	18% Fixed	Forbearance Agreement
Blue Rider Finance Inc.	820,135		Due On Demand
120dB Film Finance LLC	124,519	No stated interest rate	Due on Demand

Cold Fusion Media Group LLC	591,760	10% Fixed	Due on Demand
Pledged Shares	(384,000)
Subtotal – Film and Production Loans	$6,460,392
Trafalgar Capital Specialized Investment Fund	472,633	9% Fixed	Due on Demand

Lion House	268,419	30% Fixed	In Default
Runway	312,724	15% Fixed	Due September 2011
Sendero/Scarborough	294,148	15% Fixed	Due September 2011

Isaac Capital Group	149,150	15% Fixed	Due Dec 2011
Subtotal – Other Loans	$1,497,074
TOTAL	$7,957,466

The Company converted $2,963,028 of the film and production loans into 5,989,349 shares of common stock during the three months ended September 30, 2011.   An additional $ $735,472 of debt has been converted to equity during the quarter and at September 30, 2011 the shares have not yet been issued.

NOTE 9 – EQUITY TRANSACTIONS

On August 31, 2011, NASDAQ approved the substitution of one share of SAE, Inc. stock for the Company's NASDAQ listing, effective at the opening of trading on September 1, 2011.   On that date, each of the Company's ordinary shares were exchanged for one share of common stock of SAE, and commenced trading on NASDAQ as the successor to the Company's NASDAQ listing.    This transaction was approved by the Company’s shareholders at the Company’s Extraordinary General Meeting on June 11, 2010.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.01 per share. These shares have full voting rights.  At September 30, 2011 and June 30, 2011, there were 11,149,480 and 2,643,131 respectively, common shares outstanding.   Preferred stock is in the process of being authorized.  The Company’s predecessor, PLC, had a 1:5 reverse stock split on May 9, 2011.

During the three months ending September 30, 2011, Company issued 6,496,349 shares in satisfaction of $3,188,028 of outstanding loans payable and accrued interest, consisting of $225,000 of convertible notes payable and $2,963,028 of film and production loans.   The conversions were done at contractual share prices ranging from $.20 to $2.00 per share.

In July 2011, the Company also issued 10,000 shares for investor relations services valued at approximately $10,000.

The Company has no stock option plan but grants stock options from time to time based on performance of its employees and contractors as determined by the Board of Directors.

The Company did not assume the deferred stock of the listing predecessor which was outstanding at June 30, 2011.   Deferred stock is subordinated to all other classes of stock.

As of  September 30, 2011, $1,986,722 of stock was fully paid but still to be issued,  consisting of $1,251,250 of Series A preferred stock and $735,472 of debt that was being converted to equity.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer,  Peter Hoffman, controls several companies, including Seven Arts Pictures, Inc. (“SAP, Inc.”) that are not part of the Company but from which it obtains or transfers distribution rights or other assets related to the business and which control production of the motion pictures. The agreements with Mr. Hoffman, and the companies controlled by him,  provide that all revenues related to the Company’s business payable to Mr. Hoffman or any of these related party companies is due to the Company, except Mr. Hoffman’s salary, bonus and stock ownership.    None of these affiliates are variable interest or special purpose entities.

Pursuant to a related party agreement, SAP, Inc. holds ownership of limited liability corporations in the United States, with all distribution rights and profits thereof being due to SAFE, Ltd.  In addition, they have also provided other services for Seven Arts Pictures Plc. and SAFE, Ltd. And SAE, Inc. at no fee other than Mr. Hoffman’s salary and the direct third party costs of the Los Angeles office, all of which are reflected in the financial statements of SAFE, Ltd.  These other services are any reasonable requests of the management of the Company including accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business.

The Company has made and received advances from and to SAP Inc., Seven Arts Future Flow I LLC and various Louisiana limited liability companies referred to above, where the advances from and to these related parties do not bear interest.  The balances of these combined accounts were $1,768,212 and $2,725,974 as of September 30, 2011 and June 30, 2011, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS

Cash, accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

ASC 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include:

·	quoted prices for similar assets or liabilities in active markets;
·	quoted prices for identical or similar assets or liabilities in inactive markets;
·	inputs other than quoted prices that are observable for the asset or liability;
·	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.    As of September 30, 2011, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for the periods beginning after December 15, 2011, and early application is prohibited.   The Company will adopt these amendments on January 1, 2012; however, the requirements are not expected to have a material effect.

NOTE 13 – SUBSEQUENT EVENTS

New Stock Issues

On October 4, 2011, the Company issued 250,000 new shares to Fletcher for $250,000 and on November 10, 2011, 150,000 new shares were issued to Goldstrand for $150,000 cash.

Debt/equity swaps

•	On October 19, 2011, the Company issued 1,786,374 shares of stock, in satisfaction of $268,000 of convertible notes payable.

•	In three issuances dated between October 13, 2011 and October 19, 2011, the Company issued 1,195,000 shares in satisfaction of the remaining $82,000 outstanding on the Watley/Briarwood notes.

•	On October 24, 2011 the Company issued 125,000 shares in settlement of $125,000 of 120db notes.

•	In three issuances between November 7, 2011 and November 19, 2011, the Company issued 1,044,054 shares in part settlement of the balance of the Palm Finance outstanding debt/equity swap.

On November 21, 2011 the Company issued 2,000,000 shares to SAP Plc.in accordance with the asset transfer agreement approved by shareholders on June 11, 2011.

Total shares outstandintg as of November 21, 2011 was 15,699,908.

Letter of Intent re David Michery

On November 7, 2011, the Company signed a letter of intent to acquire the music assets of David Michery for 10,000,000 shares of preferred stock subject to due diligence and Board approval.

Creditors Liquidation of SAP Plc.

The Company’s listing predecessor Seven Arts Pictures Plc. (‘PLC’) was placed by the English Companies Court into compulsory liquidation on November 8, 2011.   The Company’s CEO, Mr. Peter Hoffman, as a director of PLC had sought an administration order but this request was denied by the Courts as a result of inter alia the opposition of Parallel Pictures LLC (‘Parallel’). The creditors are likely to be invited to appoint a licensed insolvency practitioner as liquidator.  The role of a liquidator is to realize a company’s assets for the benefit of the creditors and shareholders.  Mr. Hoffman expects that the liquidator and PLC will pursue its substantial claims against Parallel and its defenses to Parallel’s claims. Parallel has claimed in the proceedings in England and the United States that the Asset Transfer Agreement between the Company and PLC was ‘fraudulent’ and may seek additional compensation or guarantees from Company. Management believes that the Asset Transfer Agreement is a valid agreement for value and not subject to attack and that Parallel will not prevail in its claims.  Management believes it has the support of its creditors to resist these claims by Parallel which are disputed by the Company and as a result Parallel will not obtain any relief from the courts on this issue.

.
Certain indebtedness of PLC remained with PLC under the asset transfer agreement and will be subject to liquidation or payment in these liquidation proceedings.  PLC has been issued 2,000,000 shares of common stock of the Company in order to satisfy these obligations.

 “Fletcher” Joint Venture

The Company entered into an agreement with BRG Investments, LLC (“BRG”), an affiliate of Fletcher Asset Management, for the investment by BRG of up to $30,000,000 in preferred stock of the Company and the formation of a joint venture (“Venture”) to, among other things, produce and distribute motion pictures and make investments.

BRG purported to cancel the agreement in May 2011.

On October 5, 2011, The Company arranged a mutually acceptable settlement of its dispute with Fletcher Asset Management arising out of an investment agreement purported terminated by Fletcher as we announced on June 7, 2011 in a press release.  In the settlement with Fletcher, the Company waived all claims against Fletcher.  Fletcher agreed to acquire and did acquire 250,000 shares of our common stock at a price of $1.00 per share.  Fletcher received a warrant to buy an additional 100,000 shares at $1.00, Fletcher has the right within six months to buy an additional 250,000 shares of our common stock based on a volume weighted average price but no less than $1.00 or more than $1.50, and if it buys these shares, Fletcher will receive an additional warrant to buy an additional 100,000 shares of our common stock on the same terms as the warrant we have issued.  Seven Arts intends to use the proceeds of this transaction to partially fund its next motion picture production in Louisiana entitled Schism, written and to be directed by Adam Gierasch, the director of Autopsy and Night of the Demons, two recent releases by the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Certain statements in this document might constitute “forward-looking statements”. Some, but not all, forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” statements that an action or event “may,” “might,” “could,” “should,” or “will” be taken or occur, or other similar expressions.  Although the Company has attempted to identify important factors that could cause actual results to differ materially from expected results, such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or other future events, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following risks: the need for additional financing; uncertainties and risks related to carrying on business in foreign countries; risks associated with third party infringement of copyrights and other intellectual property, especially the unauthorized duplication of motion picture DVDs and unauthorized distribution of motion pictures through the world wide web; risks associated with the lack of enforcement of applicable copyright and intellectual property laws, especially in foreign countries; risks associated with changing copyright and applicable intellectual property laws, especially in foreign countries; risks associated with changing distribution models for motion pictures, especially on the world wide web; risks associated with restrictions of motion picture content, especially in foreign countries; reliance on key personnel; the potential for conflicts of interest among certain officer, directors or promoters of the Company; the absence of dividends; currency fluctuations; competition; dilution; the volatility of the Company’s ordinary share price and volume; and tax consequences to United States Shareholders.  Except as required by law, the Company undertakes no obligation to revise any forward-looking statements because of new information, future events or otherwise.

Company Overview

Our common stock is traded on NASDAQ under the symbol “SAPX”.

We license distribution rights in our motion pictures in the United States and in most foreign territories prior to and during the production or upon the acquisition of rights to distribute a picture.  We share in the commissions generated by the sales of the pictures.  Sale of a license to distribute a motion picture prior to its delivery is termed a “pre-sale” and may occur at any time during the development and production process.  In a typical license agreement, we license a picture to a distributor before it is produced or completed for an advance from the licensee, which advance is recoverable by the distributor from our share of the revenues generated by the distribution of the picture in the licensee’s territory, after deduction of the distributor’s expenses and distributor fee.  The advance usually is in the form of a cash deposit plus a letter of credit or “bank letter” for the balance payable 10-20% on execution (i.e., the cash deposit) and the balance on delivery (i.e., the letter of credit or “bank letter”).  The license grants the distributor the right to the post-theatrical release of the picture in all or certain media in their territory for a predetermined time period.  After this time, the distribution rights revert back to us and we are then free to re-license the picture.  The license specifies that the distributor is entitled to recoup its advance from the revenue generated by the release of the picture in all markets in its territory, as well as its release costs and distribution fees.

After the distributor has recouped its advance, costs, and fees, any remaining revenue is shared with us according to a predetermined formula.  This is known as an “overage” and can be a significant source of revenue for us from successful films.  However, a film’s poor reception in one market does not preclude it from achieving success in another market and generating significant additional revenue for us in the form of an “overage” in that territory.  In all of our licensing arrangements, we retain ownership of our films and maintain our control of each copyright.  We intend to continue the practice of retaining underlying rights to our film projects in order to continue to build our motion picture library to license or sell in the future.

We create a separate finance plan for each motion picture we produce.  Accordingly, the sources of the funds for production of each motion picture vary according to each finance plan.  We utilize financing based on state and foreign country tax credits (e.g. Louisiana, United Kingdom and Hungary) and direct subsidies), "mezzanine" or "gap" funds, which are senior to our equity, and senior secured financing with commercial banks or private lenders, together in certain cases with a limited investment from us, which is customarily less than 10% of the production budget.  Since each finance plan is unique to each motion picture, we cannot generalize as to the amount we will utilize any of these sources of funds for a particular motion picture.  We generally obtain some advances or guarantees prior to commitment to production of a motion picture project, but those amounts may not be substantial on smaller budgeted motion picture (e.g., under $10,000,000), and in certain cases we have committed to production with an insubstantial amount of advances and guarantees.  Unless we can manage the risks of production through the use of these financing techniques, we will not likely commit to production of larger budget motion pictures (e.g., over $15,000,000), and we have never in the past committed to such productions, without substantial advances or guarantees from third-party distributors, or the equivalent in "non-recourse" financings.

Company Outlook

The principal factors that affected our results of operations have been the number of motion pictures delivered in a fiscal period, the distribution rights of motion pictures produced by others acquired in a fiscal period, the choice of motion pictures produced or acquired by us, management’s and talents' execution of the screenplay and production plan for each picture, the distribution and market reactions to the motion pictures once completed, management's ability to obtain financing and to re-negotiate financing on beneficial terms, the performance of our third-party distributors and our ability to take advantage of tax-incentivized financing.  These factors will continue to be, in our opinion, the principal factors affecting future results of operation and our future financial condition.  No particular factor has had a primary or principal effect on our operations and financial condition in the periods discussed below.

Our revenues principally consist of amounts we earned from third-party distributors of its motion pictures.  We recognize revenue from license fees as and when a motion picture is delivered to the territory to which the license relates if we have a contractual commitment and the term of license has begun or upon receipt of a royalty statement or other reliable information from a distributor of the amounts due to us from distribution of that picture.  A motion picture is “delivered” when we have completed all aspects of production and may make playable copies of the motion picture for exhibition in a medium of exhibition such as theatrical, video, or television distribution.

We also recognize revenue beyond an initial license fee from our share of gross receipts on motion pictures which we recognize as revenue when we are notified of the amounts that are due to us. In some fiscal periods, a significant portion of our revenue is derived from sources other than motion picture distribution, including the cancellation of debt and interest income on a financing transaction.

We have also benefited significantly from our ability to raise third party film equity investments such as in tax advantaged transactions under which we transfer to third party investor’s tax benefits for motion picture production and distribution.  These types of investments have enabled us to substantially reduce the cost basis of our motion pictures and even to record significant fee-related revenues.

Results of Operations for the Three-Month Period Ended September 30, 2011 vs. 2010

We generated a net loss of $983,291 for the three months ended September 30, 2011, compared to $747,440 for the three months ended September 30, 2010.   A discussion of the key components of our statements of operations and material fluctuations for the three months ended September 30, 2011 and 2010 is provided below.

Film revenues totaled $592,541 for the three months ended June 30, 2011, compared to $100,305 for the three months ended June 30, 2010. A comparison of the 2011 and 2010 sales is as follows:

•
The majority of 2011 sales came from the US digital release of the movie “The Pool Boys” in September 2011. A significant sale to a third party distributor was also made on the title in Canada during the period. A small amount of royalty income spread over several titles was also received.

•	2010 sales were spread over several titles and was generally royalty income received on library titles or sales agency fees.

•
Income generation in this sector tends to be skewed and concentrated around the major film markets. Two of these markets occur in the second quarter of our fiscal year , one in the third quarter and the biggest market; Cannes,  in the last quarter of our fiscal period.

There were no fee-related revenues in either period.

The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bear’s to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films.

•	An amortization charge of $463,804 was made in the period to September 30, 2011 mainly against the title “The Pool Boys” in line with revenue forecasts.

•	The equivalent charge in September 30, 2010 was $56,363.
.
There were minimal other costs of sales in the period totaling $15,340 versus $20,331 in the same quarter in 2010.   The decrease in the current period was due to the higher proportion of royalty income on third party product received in the three months to September 30, 2010 on which payments to producers or distribution fees are due.
.
General and administrative expenses increased from $350,497 for the three months ended September 30, 2010 to $681,885 for the three-months ended September 30, 2011.   The net increase is primarily due to the following:

•	$210,000 distribution costs relating to the digital and theatrical release of “The Pool Boys” in September 2011.

•
$143,000 of additional legal and professional costs mainly related to the set-up of SAE Inc, the on-going lawsuits against Content Film regarding the Fireworks Library, the HMRC investigation and the debt/equity swaps legal opinions.

•
Payroll has increased from $264,921 to $287,279 in the three months to September 30, 2011 despite a reduction in headcount due to a director moving from a consultancy arrangement to payroll expense. This will be offset by a corresponding reduction in legal and professional fees.

Interest charges were similar in both periods.

No tax expense was recognized in either period.

Employees

As of September 30, 2011, Seven Arts had 10 employees and independent contractors, providing full time services.  Our affiliates employ many part time employees for production of our motion pictures, but we do not engage temporary employees on any regular or material basis.  We are not signatory to any labor union collective bargaining agreements, but our affiliates in the United States are signatory to the current Writer’s Guild of America, Directors Guild of America and IATSE Low Budget Agreements and have in the past been signatory to the Screen Actors Guild Agreement. Our employees have ranged from a low of six to a high of fourteen over the last three fiscal years.

Liquidity

As of September 30, 2011, our assets totaled $27,291,503, which included, among other items, cash balances totaling $49,462, receivables totaling $504,907, amounts due from related parties totaling $1,768,212, and prepayments of $1,954,435.  Our working capital as of September 30, 2011 was ($8,381,845), compared to ($15,199,849)  as of June 30, 2011. The large negative balances are mainly due to film loans having to be treated as current debt.

Historically, we have successfully raised additional operating capital through private equity funding sources or loans from affiliates.  However, no assurances can be given that we will be able to obtain sufficient working capital through the sale of common stock and/or borrowing or that the development and implementation of our business plan will generate sufficient future revenues to sustain ongoing operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Litigation

Fireworks Litigation

The Company prevailed in a motion for summary adjudication on February 10, 2011 in an action against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of  five motion pictures “Rules of Engagement”, “An American Rhapsody,” “Who Is Cletis Tout,” “Onegin,” and “The Believer”, (the “Copyrights”). The Company has filed an action in England against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest.  The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content.

Jones Film

The Company, its subsidiary SAFE, Ltd. and a related party, Seven Arts Pictures Inc. (“SAP Inc.”), were the subject of an arbitration award of approximately $900,000.    SAP Inc. has also filed suit  against them for legal fees and interest thereon relating to an ongoing dispute regarding a participation in the motion picture entitled 9 ½ Weeks II, even though the arbitration found no additional sums due to the complaining party, and potential loss of further distribution rights in this motion picture.  The Federal District Court enforced this arbitration award, and the Company is seeking relief from that decision.  The Company has accrued for the liability in the amount of $800,000 including approximately $100,000 of accrued interest at June 30, 2011. The remaining interest, costs and fees have been guaranteed by SAP Inc.

Arrowhead Target Fund

Seven Arts Future Flow I (“SFF”), a limited liability Company owned by SAP Inc., one of the Company’s controlling shareholders and a Company controlled by Mr. Hoffman, obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”).  SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated revenues of $820,026 in the Fiscal Year Ended June 30, 2009, $2,739,800 in the Fiscal Year Ended March 31, 2008 and $544,478 in the three month period ended June 30, 2009. The Company’s only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues.   SAE’s subsidiary, SAFE, Ltd. was the collateral agent of the film assets.

The Arrowhead Loan became due in February 2009 and SFF has not paid the outstanding principle and interest due thereon. Arrowhead has the right to foreclose on the pledged film assets, but has not done so at the present time. SFF has received a default notice to this effect and as a result Arrowhead is now collecting directly all sums receivable by the Company with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures with the result that the Company no longer controls the licensing of these motion pictures. Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of the Company’s rights to the twelve motion pictures and related loss of revenues in amounts that are difficult to predict.

As a result of the foregoing, the Company has removed all assets accounts relating to the twelve motion pictures pledged to Arrowhead and has removed the corresponding limited recourse indebtedness from the Company’s consolidated balance sheet at fiscal year ended June 30, 2009, due to the fact that the loan was a limited recourse loan and the Company had no further obligations to Arrowhead beyond the pledged film assets.

Arrowhead  filed an action on September 22, 2010 which seeks recovery from the Company of the monies which the Company has retained under its interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead makes substantial additional claims against the Company, Mr. Hoffman and SAP Inc. regarding claimed breaches of the terms of the operative agreements, including failure to properly account, failure to turn over materials, failure to remit monies collected, and similar matters. The claims against the Company for these breaches of warranties for damages are $8,300,000 although Arrowhead states no basis for this amount.

The Company had moved to dismiss the action against all defendants other than Seven Arts Future Flows I LLC, which is not part of the Company.  On August 9, 2011, the New York Supreme Court granted the Company’s motion and dismissed all defendants except Seven Arts Filmed Entertainment Limited in its capacity as a collateral agent, which is not a material element of Arrowhead claim.  The Company continues to believe that Arrowhead’s claims against the Company are without substantial merit.

Arrowhead Capital Partners – AGC Loan

The Company’s predecessor and several affiliates were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State purportedly served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in note 13 under “Production Loans”. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan. As a result Management does not believe that ACG has the right to maintain this action to collect any monies or to foreclose on any collateral pursuant to the Cheyne Loan. The Company intends to vigorously defend against this action and has filed a motion for summary judgement to dismiss this action.

Investigation into Claim for Tax Credits (SAPLA)

The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits including such tax credits to be claimed by an affiliate of the Company, Seven Arts Pictures Louisiana LLC. This investigation appears to include investigation as to whether certain expenses claimed by this affiliate were improper or fraudulent. All such claimed expenses were audited by independent auditors in Louisiana and reviewed by counsel. None of these expenses or credits have been included in the Company’s financial statements for any period. Management believes that this investigation will have no material adverse effect on the Company’s operations or the total tax credits to be received by the Company’s affiliates, but could result in charges against current or former employees of this affiliate based on prior audits, including Mr. Hoffman.

Parallel Action

On June 28, 2011, Seven Arts Pictures Plc. (“PLC”) filed an action in the High Court of England against Parallel Media LLC (“Parallel”) to collect sums due to PLC with respect to acquisition of distribution rights in Russia to four motion pictures and to confirm Parallel’s obligations under both a signed and unsigned investment agreement with respect to the motion picture project Winter Queen. On the same day Parallel filed a petition to wind up and liquidate PLC in the Companies Courts of England based on its claim of repayment of $1,000,000 of investment made by Parallel in Winter Queen.   PLC is no longer part of the Company.   On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. A request for a preliminary injunction was denied by the Superior Court. PLC will move to dismiss this action since all the operative agreements between PLC and Parallel include a clause requiring exclusive jurisdiction of all litigation in the courts of England.   PLC expects this motion to dismiss will be granted.

HMRC Investigation

On July 19, 2011 Officers of Her Majesty’s Revenue & Customs (“HMRC”) attended the offices of Seven Arts Pictures Plc. (the “Company”) in London.  Documents were retained appertaining to arrangements involving the subscription for shares in a number of companies which had lost value, resulting in subscribers making claims to tax relief.

The Company’s participation in these transactions was limited to the Company’s predecessor’s transfer of rights to certain motion pictures to the investors in return for their investments in the production and release costs of those pictures and making available   the provision of loans to fund a portion of those investments.  The Company received no tax benefits from the transactions, which were made on arms-length terms. The Company believes that it is not a subject of the HMRC investigation.

In connection with the transactions, the Company did not make any representations or warranties to any party, including the investors, regarding any potential tax benefits related to the transactions. Prior to the closing of the transactions  the  investors obtained and made  available to the Company, an opinion of prominent Queen’s counsel, specializing in United Kingdom tax laws, that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws. The Company remains confident that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws.

HMRC has requested interviews with three officers of the Company to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies.  The Company is fully cooperating with the investigation.  The Company believes there is no basis for any claim of responsibility of any of its officers or employees.  Based on facts currently known by the Company, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and financial statement presentation.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  During the three months ended September 30, 2011 and subsequent to September 30, 2011, the Company filed Form 8-Ks:

•	On July 15, 2011 (as a Form 6-K, Report of Foreign Private Issuer)
•	On August 1, 2011 (as a Form 6-K, Report of Foreign Private Issuer)
•	On August 26, 2011 (as a Form 6-K, Report of Foreign Private Issuer)
•	On August 26, 2011 (as a Form 6-K, Report of Foreign Private Issuer)
•	On September 1, 2011 (as a Form 6-K, Report of Foreign Private Issuer)
•	On September 30, 2011
•	On November 3, 2011

(b)   Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.

Date: November 21, 2011	By:	/s/ Peter Hoffman
Peter Hoffman, CEO