Form 10-Q
period 2011-12-31
Seven Arts Entertainment Inc.
filed 2012-02-21
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 001-34250

SEVEN ARTS ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	45-3138068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8439 Sunset Boulevard 4th Floor
Los Angeles, CA 90069
(Address of principal executive offices)

(323) 372-3080
(Issuer's telephone number)

_____________________________________________________________
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

As of February 15, 2012 there were 30,886,342  shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
DECEMBER 31, 2011

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc)
Consolidated Balance Sheets
Aa of December 31, 2011 and June 30, 2011

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,979	$8,785
Accounts receivable, net of allowance for doubtful accounts of $148,862 and $195,623	393,510	431,891
Due from related parties, net	2,764,332	2,725,974
Other receivables and prepayments	2,471,772	1,620,895
Total Current Assets	5,662,593	4,787,545
NON CURRENT ASSETS:
Film costs, less accumulated amortization of $3,644,065 and $2,843,734	23,044,741	23,133,559
Property and equipment, net of accumulated depreciation of $111,232 and $106,671	21,609	24,540
TOTAL ASSETS	$28,728,943	$27,945,644

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$-	$987
Accounts payable	1,944,029	2,569,275
Accrued liabilities	1,056,560	3,860,502
Stock to be issued	1,538,957	-
Participation and residuals	488,158	503,187
Other loans	1,999,209	1,755,250
Film & production loans	6,025,508	10,890,430
Deferred income	426,080	407,763

Total Current Liabilities	13,478,501	19,987,394
TOTAL LIABILITIES	$13,478,501	$19,987,394

STOCKHOLDERS' EQUITY
Convertible redeemable Series A preference shares at $10 par value	$1,251,250	$-
Common stock; $0.01 par value; 50,000,000 shares authorized;
22,620,288 and 2,643,131 issued and outstanding, respectively	226,203	-
Common stock; £0.25 par value; 20,527,360 shares authorized;
2,643,131 (2010: 1,495,460 shares) issued and outstanding	-	1,121,208
Deferred stock; £0.45 par value; 13,184,000 shares authorized;
and 13,184,000 shares issued and outstanding	-	11,636,594
Deferred stock; £1.00 par value; 2,268,120 (2010:1,495,460)
shares issued and outstanding	-	3,876,745
Additional paid in capital	10,477,372	9,880,782
Convertible debentures	3,432,450	3,432,450
Accumulated deficit	(2,078,283)	(19,952,191)
Comprehensive income	1,941,450	(2,037,338)
Shareholders' equity	15,250,442	7,958,250
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,728,943	$27,945,644

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc)
Consolidated Statements of Operations
For the Three and Six Months Ended December 31, 2011 and 2010
(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Revenue:
Film revenue	$207,790	$1,137,647	800,331	1,237,952
Fee related revenue - related party	-	570,029	-	570,029
Total revenue	207,790	1,707,676	800,331	1,807,981

Cost of revenue
Amortization and impairment of film costs	336,527	639,257	800,331	695,620
Other cost of revenue	283,949	229,757	299,289	250,088
Cost of revenue	620,476	869,014	1,099,620	945,708

Gross profit	(412,686)	838,662	(299,289)	862,273
Operating expenses:
General and administrative expenses	357,185	(12,121)	1,039,070	338,358
Bad debt expense	(2,818)	-	(2,818)	-
Total operating expenses	354,367	(12,121)	1,036,252	338,358

Income from operations	(767,053)	850,783	(1,335,541)	523,915
Non-operating income(expense)
Other income	-	-	-	-
Interest expense	(328,942)	(281,440)	(742,742)	(702,094)
Interest income	-	368	-	368
Total non-operating income (expense)	(328,942)	(281,072)	(742,742)	(701,726)
Income/(loss) before taxes	(1,095,995)	569,711	(2,078,283)	(177,811)
Change in debt derivative	-	-	-	(31,454)
	(1,095,995)	569,711	(2,078,283)	(209,265)
Provision for income tax (benefit)	-	-	-	-
Net income (loss)	$(1,095,995)	$569,711	(2,078,283)	(209,265)

Comprehensive income (loss):
Net income (loss)	(1,095,995)	569,711	(2,078,283)	(209,265)
Foreign exchange translation gain (loss)	(3,427)	(323,992)	-	(323,910)
Comprehensive income (loss)	$(1,099,422)	$245,719	$(2,078,283)	$(533,175)

Weighted average number of ordinary shares used in the profit (loss) per share calculation:
Basic	15,752,775	1,762,928	15,752,775	1,762,928
Diluted	15,752,775	1,926,960	15,752,775	1,762,928

Basic profit/ (loss) per share	(0.07)	0.32	(0.13)	(0.12)
Diluted profit/ (loss) per share	(0.07)	0.30	(0.13)	(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2011 and 2010
(Unaudited)

	Six Months Ended December 31, 2011	Six Months Ended December 31 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,078,283)	$(209,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,697	7,310
Amortization of film cost	800,331	695,620
Conversion of debt to equity	5,134,070	-
Stock for services	44,500	-
Bad debt	(2,818)	(24,000)
Changes in operating assets and liabilities:
Trade receivables	35,563	545,512
Due to and due from related parties, net	(38,358)	(161,998)
Capitalized film assets	(711,513)	(487,714)
Receivables and prepayments	(850,877)	(744,391)
Bank overdraft	(987)	-
Accounts payable	(625,246)	78,497
Deferred income	18,317	-
Stock to be issued	1,538,957	-
Participation and residuals	(15,029)	-
Accrued liabilities	(2,803,942)	41,185
Net cash provided /(used in) operating activities	450,382	(259,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,766)	(2,218)
Net cash used in investing activities	(2,766)	(2,218)

CASH FLOWS FROM FINANCING ACTIVITES:
Conversion of convertible notes payable	(3,615,734)	(780,474)
Issuance of common stock	-	1,350,869
Shares of common stock issued in safisfaction of debt	(1,518,336)	-
Proceeds from notes payable	995,320	-
Payments on notes payable `	(39,654)
Issuance of Preferred Stock	1,251,250	-
Issuance of stock for cash	400,000	-
Shares of common stock issued to PLC for assets	7,880,000	-
Stock issued in share exchange	64,866	-
Liabilities retained in PLC in share exchange	(5,837,707)	-
Net cash provided by financing activities	(419,995)	570,395
Effect of exchange rate changes on cash	(3,427)	(323,910)
NET CHANGE IN CASH	24,194	(14,977)
CASH AT BEGINNING OF PERIOD	8,785	26,818
CASH AT END OF PERIOD	$32,979	$11,842
Supplemental cash flow information:
Cash paid for interest	$149,326	$-
Shares of common stock issued to PLC for assets	7,880,000	$-
Common and preferred stock to be issued	1,358,957	$-
Stock issued in share exchange	64,763	$-
Liabilities retained in PLC in share exchange	(5,877,361)	$-
Accounts receivable applied against loan set-off	-	$1,334,561
Stock issued for services	44,500	$-
Common stock issued in satisfaction of debt	$5,134,070	$-

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Notes to Consolidated Financial Statements
Dectember 31, 2011
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

SAE’s authorized capital consists of 50,000,000 shares of common stock, $.01 par value per share, of which the board of directors has allocated 25,000,000 shares as common stock. As of December 31, 2011, there were 22,620,288  shares of common stock outstanding, all of which are fully paid and non-assessable. Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

125,125 Series A preferred shares , $10.00 par value per share , were issued to one shareholder in November 2011for a transaction completed in August 2011. These shares have a conversion price to common stock of $0.15/share.
SAE is now a United States issuer and  commenced regular quarterly reporting from the first quarter ended September 30, 2011.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 20-F. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s predecessor’s June 30, 2011 Form 20-F, which was filed in December  2011. The Company’s predecessor, PLC, was considered a foreign filer as of its June 30, 2011 year-end, and therefore, required to file a Form 20-F by December 31, 2011.   The results of operations for the three and six months were derived from the December 31, 2010 6-F filing, which were prepared prior to the Company’s predecessor entity filing quarterly reports.

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

The Company prepares its financial statements on the accrual basis of accounting and in accordance with Generally Accepted Accounting Principles of the United States of America (“US GAAP”). All intercompany balances and transactions are eliminated. Management believes that all adjustments necessary for a fair presentation of the results of the three and six months ended December 31, 2011 and 2010, respectively, have been made.

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

Revenue Recognition:

The Company recognizes revenue from the sale (minimum guarantee or non-refundable advances) or licensing arrangement (Royalty agreements) of a film in accordance with ASC 605-15 “Revenue Recognition”. Revenue will be recognized only when all of the following criteria have been met:

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $148,862 and $195,623 at December 31, 2011 and June 30, 2011, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

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

Other Receivables and Prepayments:

The Company has entered into contracts for investor relations and consulting services to assist in future fundraising activities. A portion of these services were prepaid with shares of common stock that vested immediately and will be amortized over the period the services are to be provided.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. For the periods presented, there were no potentially dilutive securities outstanding, therefore basic earnings per share equals diluted earnings per share. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of December 31, 2011 and 2010, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

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

Derivative Instruments:

The Company’s policy is not to use derivative or hedging financial instruments for trading or speculative purposes, except certain embedded derivatives derived from certain conversion features or reset provisions attached to the convertible debentures, as described in Note 7.

NOTE 2 – FILM COSTS

Film costs as December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011
Film Costs, beginning of period	$25,977,293	$23,808,869
Additions to film costs during the period	711,513	2,168,424
Total film costs	26,688,806	25,977,293
Less: Accumulated amortization	(3,644,065)	(2,843,734)
Total film costs, net of accumulated amortization	$23,044,741	$23,133,559

Amortization of film costs was $800,331 and $695,620 for the six months ended December 31, 2011 and 2010. The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

Seven Arts Pictures, Inc. (“SAP, Inc.”) directly or through related various Louisiana limited liability companies, have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company. The balances of these combined accounts due to the Company as of December 31, 2011 and June 30, 2011 were $2,764,332 and $2,725,974, respectively. SAP, Inc. has pledged an interest in its shares of the Company’s stock to secure certain indebtedness for which SAP, Inc. and the Company are jointly liable such as the Apollo and Armadillo debts. The stock of SAP, Inc. was transferred to the listing predecessor of SAE on September 10, 2011.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the six months ended December 31, 2011 the Company had a net loss of $2,078,283 increasing the deferred tax asset approximately $706,616 at the statutory tax rate of 34%. Deferred tax assets at December 31, 2011 consisted of the following:
Deferred tax asset related to:

December 30,
2011
Prior Year	$-
Tax Benefit (Expense) for Current Period	706,616
Deferred Tax Asset	$706,616
Less: Valuation Allowance	(706,616)
Net Deferred Tax Asset	$-

The net deferred tax asset generated by the loss carry forward has been fully reserved and will expire in 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and therefore, is fully reserved at December 31, 2011.

NOTE 5 – EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and generally exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of December 31, 2011, due to the loss from continuing operations, as including them would have an anti-dilutive effect on EPS.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Acquisition of Music Assets and Big Jake Music
On December 19, 2011, the Company entered into a definitive agreement to acquire the music assets of David Michery, including two completed albums embodying the services of DMX and future albums by DMX and Bone Thugs-n-Harmony (“BTH”).  the consideration of $5,000,000 of Series B convertible preferred stock (convertible at approximately $1.10 per share) will be earned and deliverable to Mr. Michery and his assigns upon delivery of two DMX albums, and an additional $5,000,000 of Series B convertible preferred stock deliverable to Mr. Michery and his assigns if two DMX albums and two BTH albums earn net earnings before interest and taxes for the next five years of $5,000,000.  The closing of the sale of the Michery assets is expected to occur by February 28, 2012.

On September 29, 2011, the Company entered into a definitive agreement to acquire of all of the capital stock of Big Jake Music ("BJM"), a newly formed record and multi-media entertainment company, for $5,000,000 of convertible preferred stock, convertible into common stock at a premium to the market price at closing, and which is subject to restricted holding periods. BJM will also release soundtracks of Seven Arts films, including Night of the Demons (a film released in October 2010) and The Pool Boys (a film released in October 2011).  The closing of the sale of stock of BJM is expected to occur by February 28, 2012.

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

There is a guarantee of a $1,000,000 note plus interest due to Armadillo by the Employee Benefit Trust of the Company’s listing predecessor resulting from the purchase of Seven Arts preferred shares from Armadillo.

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

The Company has agreed in principle to a settlement of these claims by Arrowhead and a return of all distribution rights to the affected twelve motion pictures to the Company and anticipates to complete a formal settlement agreement by March 31, 2012.

Arrowhead Capital Partners – AGC Loan
The Company’s predecessor and several affiliates were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State purportedly served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in Note 13 under “Production Loans”. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan. As a result Management does not believe that ACG has the right to maintain this action to collect any monies or to foreclose on any collateral pursuant to the Cheyne Loan. The Company intends to vigorously defend against this action.

Investigation into Claim for Tax Credits (SAPLA)
The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits including such tax credits to be claimed by an affiliate of the Company, Seven Arts Pictures Louisiana LLC and has issued subpoenas for discovery of documents in the possession of the Company related to their tax credits. This investigation appears to include investigation as to whether certain expenses claimed by this affiliate were improper or fraudulent. All such claimed expenses were audited by independent auditors in Louisiana and reviewed by counsel. None of these expenses or credits have been included in the Company’s financial statements for any period. Management believes that this investigation will have no material adverse effect on the Company’s operations or the total tax credits to be received by the Company’s affiliates, but could result in charges against current or former employees of this affiliate based on prior audits, including Mr. Hoffman.

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

HMRC has requested interviews with three officers of the Company to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies, the first of which is scheduled for March 6, 2012.   The Company is fully cooperating with the investigation. The Company believes there is no basis for any claim of responsibility of any of its officers or employees. Based on facts currently known by the Company, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Existing Notes:

a)
On August 30, 2010, the PLC issued an aggregate of $470,000 convertible debt to qualified investors (Scarborough, Sendero and Aqua Alta) that matured on February 28, 2011. This debt was transferred to the Company pursuant to the Asset Transfer Agreement dated January 27, 2011. The Convertible Debts bear interest at a rate of 15.0% per annum and could be converted into the Company’s ordinary shares beginning on the date which is one hundred twenty (120) days following the issuance of the Convertible Debt, at the conversion rate of $3.75 per share, subject to certain changes.

b)	On March 2, 2011, an additional $300,000 of convertible notes were issued to Runway Investments Ltd on the same terms as above. At the same time the original notes were extended to July 31, 2011.

c)	On May 24, 2011, all $770,000 of these notes were extended to September 30, 2011 and the conversion terms were changed .

d)	The $225,000 of Scarborough notes were converted to 507,000 shares of PLC’s ordinary stock on July 29, 2011.

e)	The $170,000 of Agua Alta notes and $75,000 Sendero notes were converted on October 19, 2011 into 1,786,374 shares of SAE common stock.

f)
On January 27,  2012 ,  $132,645 of the Runway debt and relevant interest was converted to 1,211,219 shares and on January 31, 2012 an additional $50,000 of debt was converted to 333,333 shares. Another $50,000 was converted into 333,333 shares on February 15, 2012.

New Notes:

The following table presents convertiblenotes payable entered into during the quarter. Each of these notes is convertible into shares of the company’s common stock at the indicated fixed conversion rate.

Convertibles	Start	Due Date	Interest Rate	Principal	Fixed conversion Rate

Hanover Holding/Magna	November 16, 2011	February 16, 2012	12%	$95,320	$0.25

Dover Management	November 28, 2011	March 31, 2012	18%	$100,000	$0.20

FireRocks	December 12, 2011	June 12, 2012	12%	$300,000	$0.25

Aegis – Tripod	December 15, 2011	June 30, 2012	12%	$33,334	$0.27

Aegis – CMS	December 15, 2011	June 30, 2012	12%	$33,333	$0.27

Aegis – Rachel	December 15, /2011	June 30, 2012	12%	$33,333	$0.27

Beauvoir Capital Ltd	April 14, 2011	October 14, 2011	10%	$50,000	$0.20

Hanover Holding/Magna	October 19, 2011	May 18, 2012	10%	$153,002	$0.28

The Company has evaluated these convertible notes for embedded derivative features and has determined that no derivative liability exists. Assuming all notes are settled via common stock, the number of shares to be issued to satisfy approximately $800,000 of debt plus accrued interest  is approximately  3,412,310 shares of the company’s common stock

NOTE 8 – LOANS PAYABLE

The Company has the following indebtedness as of December 31, 2011:

			Applicable
		Amount	Interest
Lender		Outstanding	Rate	Status

Existing Loans

Palm Finance		$3,762,175	18%	Forebearance agreement
Palm Finance		1,195,654	18%	Forebearance agreement
Blue Rider Finance Inc		774,087		Due on demand
120db Film Finance LLC		76,481	Non stated	Due on demand

Cold Fusion Media Group LLC		601,111	10%	Due on demand
Pledged shares		(384,000)

Film and Product Loans		$6,025,508

Trafalgar Capital (in liquidation)		514,708	9%	Due on demand **
TCA Capital Fund		121,574	10%	Due October 2011 **
Sendero/Scarborough interest		25,006	15%	Due September 2011**
Runway		326,621	15%	Due September 2011 **
Existing Corporate loans		$987,909

Sub-total - Existing Loans		$7,013,417

New Loans
Beauvoir Capital Ltd	convertible	$53,575	10%	Due October 2011**
Hanover Holding	convertible	96,730	12%	Due Feb 2012
Briarwood		203,671	10%	Due April 2012
Dover Management	convertible	101,923	12%	Due May 2012
Hanover Holdings		153,002	10%	Due May 2012
Firerocks	convertible	301,874	12%	Due June 2012
Aegis – Tripod	convertible	33,509	12%	Due June 2012
Aegis – CMS	convertible	33,508	12%	Due June 2012
Aegis – Rachel	convertible	33,508	12%	Due June 2012

Sub-total - New Loans		$1,011,300

TOTAL LOANS		$8,024,717
__________
** not in default as converted to shares of common stock in January and February 2012.

The Company converted $2,963,028 of the film and production loans into 5,989,349 shares of common stock during the three months ended September 30, 2011 and a further $906,000 of film and production loans for 3,490,385 shares of common stock in the quarter to December 31, 2011.

NOTE 9 – EQUITY TRANSACTIONS

First quarter 2011/12
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
11,149,480 shares were outstanding as of September 30, 2011.

Second Quarter 2011/12
Between October 1, 2011 and December 31, 2011 the Company issued  11,470,808 shares : The total number of shares outstanding on  December 31, 2011 was, therefore, 22,620,288.

4,639,049	common shares were issued in satisfaction of the $612,336 of convertible debt sharesat an average conversion price of $0.13/share .

2,851,374	common shares were issued on the conversion of the Agua Alta , Sendero and Isaac convertible notes totalling $427,706 at an average conversion price of $0.15/ share.

3,490,385	common shares were issued in satisfaction of $906,000 of corporate loans at anaverage conversion price of $0.26/share.

400,000	common shares were issued as restricted stock for cash, $250,000 to Fletcher and $150,000 to Goldstrand at $1.00/share

75,000	common restricted shares were issued for investor relations services at $0.36/share

15,000	common restricted shares were issued to a director in lieu of compensation at $0.50/share
11,470,808

Each of the directors was awarded 100,000 options during the period.   These options to purchase the Company’s common stock have a five year term,  50,000 have a strike price (equal to the closing price of the Company’s stock price as of the date of issue), of $0.44  (October 14, 2011) and 50,000 have a strike price of $0.39 (December 6 2011) 50% of the options vest on December 31, 2011 and 50% vest on December 31, 2012.
(See Subsequent Events Note 13 for stock issuances subsequent to December 31, 2011.).

125,125 shares of Series A Cumulative Convertible $10.00 Stated Value Preferred Stock with a dividend rate of 8% (payable quarterly) were issued in November 2011. The conversion price into common stock of the Company is $0.15/share. An additional  $115,000 was invested for another 11,500 Series A preferred stock which has not yet been issued. This amount is included in the shares to be issued number on the balance sheet as of December 31, 2011.

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

Pursuant to a related party agreement, SAP, Inc. holds ownership of limited liability corporations in the United States, with all distribution rights and profits thereof being due to SAFE, Ltd. In addition, they have also provided other services for Seven Arts Pictures Plc. and SAFE, Ltd. And SAE, Inc. at no fee other than Mr. Hoffman’s salary and the direct third party costs of the Los Angeles office, all of which are reflected in the financial statements of SAFE, Ltd. These other services are any reasonable requests of the management of the Company including accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business. Effective January 1, 2012, no further such transactions are intended.

The Company has made and received advances from and to SAP Inc.and various Louisiana limited liability companies referred to above, where the advances from and to these related parties do not bear interest. The balances of these combined accounts were $2,764,322  and $2,725,974 as of December 31, 2011 and June 30, 2011, respectively.

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

Level 1 -	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -	Inputs to the valuation methodology include:
-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical or similar assets or liabilities in inactive markets;
-	inputs other than quoted prices that are observable for the asset or liability;
-	inputs that are derived principally from or corroborated by observable market databy correlation or other means.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of December 31, 2011 and June 30, 2011, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes that this ASU will have no significant impact on its consolidated financial statements.

NOTE 13 – SUBSEQUENT EVENTS

The Company issued the following shares of common stock subsequent to December 31, 2011:

New Stock Issues

	Issued to	Value	No of shares

10/01/2012	Magna	$34,736.00	173,680	Debt conversion

11/01/2012	120 db (5)	$125,000.00	125,000	Debt conversion

17/01/2012	Magna	$25,000.00	125,000	Debt conversion

17/01/2012	Safron	$45,395.86	226,979	Debt conversion

20/01/2012	Magna	$35,000.00	175,000	Debt conversion

24/01/2012	Magna	$30,000.00	150,000	Debt conversion

25/01/2012	Tripod Group	$51,692.07	231,803	Debt conversion

26/01/2012	Old Capital	$212,000.00	1,630,769	Debt conversion

27/01/2012	Runway	$82,645.00	877,885	Convertible

27/01/2012	Isaac - conversion of Runway (1/4)	$50,000.00	333,334	Convertible

31/01/2012	Isaac - conversion of Runway (2/4)	$50,000.00	333,333	Convertible

07/02/2012	Isaac - conversion of Runway (3/4)	$50,000.00	333,333	Convertible

08/02/2012	Website designer	$6,000.00	20,000	S-8 payment

09/02/2012	Safron – Kismet (3)	$200,000.00	992,733	Debt conversion

10/02/2012	Michael Garstin - loan	$130,000.00	637,500	Debt conversion

13/02/2012	Safron – Kismet (3)	$200,000.00	992,733	Debt conversion

14/02/2012	120 db (6)	$125,000.00	125,000	Debt conversion

14/02/2012	Tripod conversion (1)	$18,000.00	80,000	Debt conversion

15/02/2012	Isaac - conversion of Runway (4/4)	$50,000.00	333,333	Convertible

15/02/2012	Consultancy salary - S-8	$60,000.00	200,000	S-8 payment

15/02/2012	Michael Briskin (2)	$20,000.00	88,889	Debt conversion

			8,186,304

Total shares outstanding as of  February 15, 2012 was 30,886,342.

Additionally, the Company had the following aged debt acquired, which will be converted to equity, subsequent to December 31, 2012:

(1)	$150,000 of aged debt was acquired on February 1, 2012 by Tripod for conversion at $0.225
(2)	$200,000 of aged debt was acquired on February 3, 2012 by Michael Briskin for conversion at $0.225
(3)	$400,000 of aged debt was acquired on February 7 2012, by Safron Capital for conversion at $0.225

New Convertibles	Start	Close	Rate	Principal Amount	Fixed Conversion Price

Tripod	January 16, 2012	January 19, 2013	12%	$50,000	$0.24
Safron Capital Corp(1)	February 1, 2012	January 31, /2013	10%	$475,000	$0.23
Tripod	February 1, 2012	January 19, /2013	12%	$150,000	$0.24
Michael Briskin	February 3, /2012	January 19, /2013	12%	$100,000	$0.23
_____________
(1)	$400,000 has already been converted as of the date of this filing.

Acquisition of Michery Music Assets Big Jake Music

On December 19, 2011, the Company entered into a definitive agreement to acquire the music assets of David Michery, including two completed albums embodying the services of DMX and future albums by DMX and Bone Thugs-n-Harmony (“BTH”).  for $5,000,000 of Series B convertible preferred stock (convertible at approximately $1.10 per share) to Mr. Michery and his assigns upon the delivery of the two DMX albums.   An additional $5,000,000 of Series B convertible preferred stock will be due to Mr. Michery and his assigns if two DMX albums and two BTH albums earned net income before interest and taxes for the next five years of $5,000,000.  The closing of the acquisition of the Michery assets is expected to occur by February 28, 2012.

On September 29, 2011, the Company entered into a definitive agreement to acquire of all of the capital stock of Big Jake Music ("BJM"), a newly formed record and multi-media entertainment company, for $5,000,000 of convertible preferred stock, convertible into common stock at a premium to the market price at closing, and which is subject to restricted holding periods. BJM will also release soundtracks of Seven Arts films, including Night of the Demons (a film released in October 2010) and The Pool Boys (a film released in October 2011).  The closing of the sale of stock of BJM is expected to occur by February 28, 2012.

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

Filing of S-8

In January 2012,   the Company filed a registration statement  on Form S-8  in connection with the registration under the Securities Act of 1933, as amended, of 5,000,000 shares of the Company’s common stock under the Company’s 2012 Stock Incentive Plan.

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

We create a separate finance plan for each motion picture we produce. Accordingly, the sources of the funds for production of each motion picture vary according to each finance plan. We utilize financing based on state and foreign country tax credits (e.g. Louisiana, United Kingdom and Hungary) and direct subsidies, "mezzanine" or "gap" funds, which are senior to our equity, and senior secured financing with commercial banks or private lenders, together in certain cases with a limited investment from us, which is customarily less than 10% of the production budget. Since each finance plan is unique to each motion picture, we cannot generalize as to the amount we will utilize any of these sources of funds for a particular motion picture. We generally obtain some advances or guarantees prior to commitment to production of a motion picture project, but those amounts may not be substantial on smaller budgeted motion picture (e.g., under $10,000,000), and in certain cases we have committed to production with an insubstantial amount of advances and guarantees. Unless we can manage the risks of production through the use of these financing techniques, we will not likely commit to production of larger budget motion pictures (e.g., over $15,000,000), and we have never in the past committed to such productions, without substantial advances or guarantees from third-party distributors, or the equivalent in "non-recourse" financings.

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

Results of Operations for the Three-Month Period Ended December 31, 2011 vs. 2010

We generated a net loss of $1,095,995 for the three months ended December 31, 2011, compared to net income of $569,711 for the three months ended December 31, 2010.  A discussion of the key components of our statements of operations and material fluctuations for the three months ended December 31, 2011 and 2010 is provided below.

Film revenues totalled $207,790 for the three months ended December 31, 2011, compared to $1,137,647 for the three months ended December 31, 2010.  A comparison of the 2011 and 2010 sales is as follows:

The majority of 2011 sales came from the US digital release of the movie “The Pool Boys” in September 2011.

The majority of 2010 sales came from the US release of the movie “Deal”.

In December 31, 2010,  there was fee-related revenue of $570,029  for additional producers fees associated with films produced in Louisiana.There was no fee income in the three months to December 31, 2011.

The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bear’s to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films.

An amortization charge of $336,527 was made in the period to December 31, 2011 mainly against the title “The Pool Boys” in line with revenue forecasts.

The equivalent amortization charge in December 31, 2010 was $639,257 mainly against the title “Deal”.

l  Other costs of revenue  in the period totalling $283,949 versus $229,757 in the same quarter in 2010. The charge  in the current period was due to the write-off of the costs of distribution of “The PoolBoys” whilst that in the 2010 period related to the write-off of distribution costs on “Deal”

General and administrative expenses increased from ($12,121) for the three months ended December 31, 2011 to $354,367 for the three months ended December 31, 2010. The net increase is primarily due to the following:

$228,661 of additional legal and professional costs related to:
HMRC investigations of $130,000
Set-up of SAE Inc of $20,000
Investor Relation fees of $60,000
Transfer agent, HMRC fines and edgarising fees of $90,000
Content Media,Parallel Media and Nine Miles Down actions of $60,000

Payroll has increased from ($41,809) for the three months ended December 31, 2010 to $326,746 in the three months to December 31, 2011 which is due to the reversal of an accrual in December 31, 2010, prior to quarterly reporting. We were not required to do quarterly filings in 2010 due to our status as a foreign filer at that time.

Interest charges have marginally  increased from $281,440 in the three months to December 31, 2010 to $ 328,942  in the three months to December 31, 2011 due mainly to 50% of the loan interest being capitalized in 2010 as PoolBoys had not yet been released by December 2010.

No tax expense was recognized in either period.

Results of Operations for the Six-Month Period Ended December 31, 2011 vs. 2010

We generated a net loss of $2,078,283 for the six months ended December 31, 2011, compared to a net loss of ($209,265) for the six months ended December 31, 2010. A discussion of the key components of our statements of operations and material fluctuations for the six months ended December 31, 2011 and 2010 is provided below.

Revenue

1)	Film revenues totaled $800,331 for the six months ended December 31, 2011, compared to $1,237,952 for the six months ended December 31, 2010. A comparison of the 2011 and 2010 revenue is as follows:

•
The majority of 2011 sales came from the US digital release of the movie “The Pool Boys” in September 2011. Significant sales to third party distributors were also made on the title in Canada and Australia  during the period. $150,000 of  royalty income spread over several titles but mainly continuing income from  “Deal” was  received during the period.

•	2010 sales were mainly distribution income earned from third parties on the film “Deal” in overseas television markets and a small amount of sales agency fees.

2)
In the six months to December 31, 2010,  there was  fee-related revenue of $570,029 being additional producers fees associated with films produced in Louisiana. No fee-related income was received in the six months to December 31, 2011.

Cost of Revenue

The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bear’s to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films.

•	An amortization charge of $800,331 was made in the period to December 31, 2011 mainly against the title “The Pool Boys” in line with revenue forecasts.

•	The equivalent charge in December 31, 2010 was $695,620, this was mainly against the title “Deal”.

Other costs of sales in the period totalled $299,289  versus $250,088 in the same period in 2010. The charge in the current period was due the distribution costs for the release of “The PoolBoys” whilst the 2010 charge generally related to the on-going distribution of “Deal”.

General and administrative Costs

General and administrative expenses increased from $338,358  for the six months ended December 31, 2010 to $1,036,252  for the six months ended December 31, 2011. The net increase is primarily due to the following:

•
$362,115 of additional legal and professional costs mainly related to
HMRC investigations of $130,000
Set-up of SAE Inc of $20,000
Investor Relation fees of $60,000
Transfer agent,HMRC fines and edgarising fees of $90,000
Content Media, Parallel Media and Nine Miles Down actions of $60,000

•
Payroll for directors has increased by $399,000 in the 2011 period compared to the 2010  period due to a director moving from a consultancy arrangement to payroll expense and the removal of the accrual for one executive director in 2010.

Interest expense

Interest expense has increased from $702,094 in the six months to December 31, 2010 to $742,742  in the six months to December 31, 2011 due to the increase in corporate loans along with the full charge for Poolboys loan interest which was capitalised in the 2010 period, set off against the reduction in interest on the Palm Finance films due to the debt/equity swaps.

No tax expense was recognized in either period.

Employees

As of December 31, 2011, Seven Arts had 10 employees and independent contractors, providing full time services. Our affiliates employ many part time employees for production of our motion pictures, but we do not engage temporary employees on any regular or material basis. We are not signatory to any labor union collective bargaining agreements, but our affiliates in the United States are signatory to the current Writer’s Guild of America, Directors Guild of America and IATSE Low Budget Agreements and have in the past been signatory to the Screen Actors Guild Agreement. Our employees have ranged from a low of six to a high of fourteen over the last three fiscal years.

Liquidity

As of December 31, 2011, our assets totaled $28,728,943, which included, among other items, cash balances totaling $32,979, receivables totaling $393,510, amounts due from related parties totaling $2,764,332, and prepayments of $2,471,772. Our working capital as of December 31, 2011 was ($7,815,908), compared to ($15,199,849) as of June 30, 2011. The large negative balances are mainly due to film loans having to be treated as current debt. We have reduced our outstanding film debt from $10,890,430 as at June 30, 2011 to $6,025,508 as at December 31,2011 due to a series of debt for equity swaps and the maturity and exercise of convertible debt.

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

Jones Film

Seven Arts Pictures plc, its then subsidiary SAFE, Ltd. and Seven Arts Pictures Inc. (“SAP”), were the subject of two arbitration awards of attorney fees totalling approximately $900,000, with interest and charges, both of which were reduced to judgment.  The Company’s listing predecessor, PLC,   has accrued a provisional liability in the amount of $800,000 including approximately $100,000 of accrued interest at June 30, 2011.  The Company paid approximately $525,000, the amount of the first arbitration award plus interest and charges, in November, 2011.  The remaining interest, costs and fees have been guaranteed by SAP.

Arrowhead Target Fund

Seven Arts Future Flow I (“SFF”), a limited liability Company owned by SAP Inc., a Company controlled by Mr. Hoffman, obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”). SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated revenues of $820,026 in the Fiscal Year Ended June 30, 2009, $2,739,800 in the Fiscal Year Ended March 31, 2008 and $544,478 in the three month period ended June 30, 2009. The Company’s only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues. SAE’s subsidiary, SAFE, Ltd. was the collateral agent of the film assets.

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

The Company has agreed in principle to a settlement of these claims by Arrowhead and a return of all distribution rights to the affected twelve motion pictures and  anticipates to complete a formal settlement agreement by March 31, 2012.

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

Investigation into Claim for Tax Credits (SAPLA)

The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits including such tax credits to be claimed by an affiliate of the Company, Seven Arts Pictures Louisiana LLC and has issued subpoenas for discovery of documents in the possession of the Company related to their tax credits.
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

HMRC has requested interviews with three officers of the Company to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies, the first of which is scheduled for March 6, 2012.  The Company is fully cooperating with the investigation. The Company believes there is no basis for any claim of responsibility of any of its officers or employees. Based on facts currently known by the Company, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was accomplished under the supervision and with the participation of our chief executive officer /principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) During the three months ended December 31, 2011 and subsequent to September 30, 2011, the Company filed Form 8-Ks:

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

SEVEN ARTS PICTURES, INC.

Date: February 21, 2011	By:	/s/ Peter Hoffman
Peter Hoffman, CEO