Form 10-Q
period 2012-03-31
Seven Arts Entertainment Inc.
filed 2012-05-21
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012 there were 68,090,174  shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
MARCH 31, 2012

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc)
Consolidated Balance Sheets
Aa of March 31, 2012 and June 30, 2011

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$8,785
Accounts receivable, net of allowance for doubtful accounts of $78,661 and $195,623	274,862	431,891
Due from related parties, net	3,552,137	2,725,974
Other receivables and prepayments	3,771,179	1,620,895
Total current assets	7,598,178	4,787,545
Film costs, less accumulated amortization of $3,830,952 and $2,843,734	24,111,370	23,133,559
Music assets	9,540,859	-
Property and equipment, net of accumulated depreciation of $111,232 and $106,671	19,522	24,540
TOTAL ASSETS	$41,269,929	$27,945,644

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$25,267	$987
Accounts payable	1,648,933	2,569,275
Accrued liabilities	1,132,266	3,860,502
Shares to be issued	1,303,589	-
Participation and residuals	150,982	503,187
Other loans	3,645,669	1,755,250
Film & production loans	4,921,206	10,890,430
Deferred income	626,080	407,763
Provision for earnout	2,837,134	-
Total Current Liabilities	16,291,126	19,987,394
TOTAL LIABILITIES	$16,291,126	$19,987,394

STOCKHOLDERS' EQUITY
Convertible redeemable Series A preferred shares, $10 par value, 125,125 issued and outstanding	$1,251,250	$-
Convertible redeemable Series B preferred shares, $100 par value, 180,000 issued and outstanding	18,000
Shares held in escrow	(12,000,000)
Common stock; $0.01 par value; 250,000,000 shares authorized;
41,968,972 and 2,643,131 issued and outstanding, respectively	419,690	-
Common stock; £0.25 par value; 20,527,360 shares authorized;
2,643,131 shares issued and outstanding	-	1,121,208
Deferred stock; £0.45 par value; 13,184,000 shares authorized;
and 13,184,000 shares issued and outstanding	-	11,636,594
Deferred stock; £1.00 par value; 2,268,120
shares issued and outstanding	-	3,876,745
Additional paid in capital	13,130,377	9,880,782
Convertible debentures	3,432,450	3,432,450
Accumulated deficit	(3,664,072)	(19,952,191)
Comprehensive income	4,409,108	(2,037,338)

Shareholders' equity	24,978,803	7,958,250
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,269,929	$27,945,644

The accompanying notes are an integral part of these consolidated financial statements.

(Formerly Seven Arts Pictures, Plc)
Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2012 and 2011

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenue:
Film revenue	$187,793	$272,703	987,220	1,510,655
Fee related revenue - related party	-	-	-	570,029
Total revenue	187,793	272,703	987,220	2,080,684
Cost of revenue
Amortization and impairment of film costs	186,890	523,998	987,221	1,219,618
Other cost of revenue	262,041	18,208	561,330	268,296
Cost of revenue	448,931	542,206	1,548,551	1,487,914
Gross profit	(261,138)	(269,503)	(561,331)	592,770
Operating expenses:
General and administrative expenses	500,897	591,285	1,550,761	973,905
Bad debt expense	109,481	71,800	106,663	47,800
Total operating expenses	610,378	663,085	1,657,424	1,021,705
Income from operations	(871,516)	(932,588)	(2,218,755)	(428,935)
Non-operating income(expense)
Other income	30,196	-	31,100	-
Interest expenses	(744,469)	(40,448)	(1,476,417)	(722,282)
Interest income	-	2	-	370
Total non-operating income (expense)	(714,273)	(40,446)	(1,445,317)	(721,912)
Income/(loss) before taxes	(1,585,789)	(973,034)	(3,664,072)	(1,150,847)
Change in debt derivative	-	-	-	(32,775)
	(1,585,789)	(973,034)	(3,664,072)	(1,183,622)
Provision for income tax (benefit)	-	-	-	-
Net income (loss)	$(1,585,789)	$(973,034)	(3,664,072)	(1,183,622)

Comprehensive income (loss):
Net income (loss)	(1,585,789)	(973,034)	(3,664,072)	(1,183,622)
Foreign exchange translation gain (loss)	-	-	-	-
Comprehensive income (loss)	(1,585,789)	(973,034)	(3,664,072)	(1,183,622)

Weighted average number of ordinary shares used in the profit (loss) per share calculation:
Basic	30,421,315	1,717,451	17,665,221	1,717,451
Diluted	30,421,315	1,717,451	17,665,221	1,717,451

Basic profit/ (loss) per share	(0.05)	(0.57)	(0.21)	(0.69)
Diluted profit/ (loss) per share	(0.05)	(0.57)	(0.21)	(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2012 and 2011
(Unaudited)

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,664,072)	$(1,183,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,034	10,044
Amortization of film cost	987,221	1,219,618
Conversion of debt to equity	8,332,434	2,275,297
Stock for services	659,096	-
Bad debt	106,663	47,800
Forgiveness of interest by lender	(30,196)	-
Foreign currency impact of movement of consolidated entity to related party	2,757,155	-
Issuance of share options	97,386	-
Changes in operating assets and liabilities:
Trade receivables	157,029	(314,014)
Due to and due from related parties, net	(826,163)	(1,539,887)
Capitalized film assets	(1,965,032)	(609,768)
Receivables and prepayments	(2,150,284)	(1,174,052)
Bank overdraft	(987)	-
Accounts payable	(920,342)	691,245
Deferred income	218,317	648,878
Stock to be issued	1,303,589	-
Participation and residuals	(352,205)	22,336
Accrued liabilities	(2,728,236)	(438,323)
Net cash provided /(used in) operating activities	1,991,407	(344,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,016)	(9,765)
Net cash used in investing activities	(5,016)	(9,765)

CASH FLOWS FROM FINANCING ACTIVITES:
Conversion of convertible notes payable	(6,665,175)	-
Issuance of common stock
Shares of common stock issued in safisfaction of debt	(1,667,259)	-
Proceeds from notes payable	3,395,281	365,371
Payments on notes payable `	(732,323)	-
Shares held in escrow	(12,000,000)	-
Issuance of Preferred Stock	19,251,250	-
Issuance of stock for cash	1,000,000	-
Acquisition of music assets	(8,540,859)	-
Acquisition of Big Jake Music	(1,000,000)	-
Fair value of earnout	2,837,134	-
Shares of common stock issued to PLC for assets	7,880,000	-
Stock issued in share exchange	64,866	-
Liabilities retained in PLC in share exchange	(5,837,707)
Net cash provided by financing activities	(2,014,792)	365,371
Effect of exchange rate changes on cash	(4,664)	(11,402)
NET CHANGE IN CASH	(33,065)	(244)
CASH AT BEGINNING OF PERIOD	7,798	26,818
CASH AT END OF PERIOD	$(25,267)	$26,574
Supplemental cash flow information:
Cash paid for interest	$149,326	-
Shares of common stock issued to PLC for assets	7,880,000	-
Common and preferred stock to be issued	1,303,589	-
Stock issued in share exchange	64,866	-
Liabilities retained in PLC in share exchange	(5,877,361)	-
Accounts receivable applied against loan set-off	-	1,334,561
Stock issued for services	659,096	-
Common stock issued in satisfaction of debt	8,332,434	-
Foreign currency impact of movement of consolidated entity to related party	2,757,155	-

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

Seven Arts Entertainment, Inc. (herein referred to as “the Company”, “Seven Arts” or “SAE,”), a Nevada Corporation, is the continuation of the business and the successor of the NASDAQ listing to Seven Arts Pictures Plc., (“PLC”) which was founded in 2002 as an independent motion picture production and distribution company engaged in the development, acquisition, financing, production, and licensing of theatrical motion pictures for exhibition in domestic (i.e., the United States and Canada) and foreign theatrical markets, and for subsequent worldwide release in other forms of media, including home video and pay and free television. The Company currently owns interests in 33 completed motion pictures, subject in certain instances to the prior financial interests of other parties. As discussed herein, in early March 2012, the Company launched Seven Arts Music (“SAM”) and acquired 52 completed sound recordings with the rights to additional albums.

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a wholly owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares of SAE were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

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

SAE’s authorized capital consists of 250,000,000 shares of common stock, $.01 par value per share.. As of March 31, 2012, there were 41,968,972  shares of common stock outstanding, all of which are fully paid and non-assessable. (including the 2,000,000 shares issued to SAP Plc as part of the asset transfer agreement approved by the SEC in January 2011). Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

125,125 Series A preferred shares  with a $10.00 par value per share, were issued to one shareholder in November 2011for a transaction completed in August 2011.  These shares have a conversion price to common stock of $0.15/share. Two further tranches  of 11,500 and 10,859 shares of  Series A preferred have been subscribed for by the same shareholder, but have not yet been issued.

180,000 Series B preferred shares $100.00 par value per share have been issued to two shareholders and 120,000 of such shares are held in escrow subject to earnout provisions.

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

In March 2012,  the Company  acquired the music assets of David Michery and 100% of the stock of Big Jake Music, although the deals were negotiated by the listing predecessor.  As a result, the Company is  now also an independent distributor and producer of sound recordings.

The material assets that were acquired comprise 52 completed sound recordings including  two completed albums with “DMX”, up to two additional albums from “DMX” and upto five albums from “Bone Thugs-N-Harmony”. The commitments and liabilities assumed were a promissory note dated June 15, 2010 in the amount of $200,000, and outstanding recording costs of the performances of DMX in amounts to be  approved by us but not to exceed $140,000.

In connection with the acquisition of the music assets of David Michery, the Company issued 50,000 shares of our Series B convertible preferred stock, par value $100, (convertible at approximately $1.10 per share subject to amendment and adjustment, as defined in the agreement,  as of September 30, 2012) to David Michery and his assigns and agreed to issue an additional 50,000 shares of our Series B convertible preferred stock to Mr. Michery and his assigns if two DMX albums and two Bone Thugs-N-Harmony albums generate an aggregate of net earnings before interest and taxes of $5,000,000 during the next five fiscal years. The second 50,000 shares are currently held in escrow. Mr. Michery is the Chief Executive Officer of Seven Arts Music Inc., a wholly-owned subsidiary of the Company.

In connection with the acquisition of the stock of Big Jake Music, the Company issued 10,000 shares of our Series B convertible preferred stock, par value $100, (convertible at approximately $1.10 per share subject to amendment and adjustment, as defined in the agreement,  as of September 30, 2012) to Jake Shapiro and his assigns and agreed to issue an additional 70,000 shares of our Series B convertible preferred stock to Mr. Shapiro and his assigns if certain specific terms are met 40,000 shares are subject to proving valuation of  of certain advertising credits and 30,000 shares are subject to an earnout over a two year period.  The 70,000 shares are currently held in escrow. Mr. Shapiro  is the Chief Executive Officer of Big Jake Music., a wholly-owned subsidiary of the Company.

Unaudited Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and. footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 20-F. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s predecessor’s June 30, 2011 Form 20-F, which was filed in December  2011. The Company’s predecessor, PLC, was considered a foreign filer as of its June 30, 2011 year-end, and therefore, required to file a Form 20-F by December 31, 2011.   The 2011 comparatives for the nine months to March 31, 2011 have been derived from the June 30,  2011 20-F filing which was prepared prior to the Company’s predecessor filing Quarterly reports.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Seven Arts Entertainment, Inc. (“SAE”), and its wholly owned subsidiaries, Seven Arts Filmed Entertainment, Limited (“SAFE, Ltd.”), Seven Arts Music, Inc. (“SAM”) and Big Jake Music, Inc. (“BJM”).

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

The Company prepares its financial statements on the accrual basis of accounting and in accordance with Generally Accepted Accounting Principles of the United States of America (“US GAAP”). All intercompany balances and transactions are eliminated. Management believes that all adjustments necessary for a fair presentation of the results of the three and nine months ended March 31, 2012 and 2011, respectively, have been made.

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

FILM

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

MUSIC

Revenue, which equates to an agreed share of gross receipts, is recognized as income as and when the Company is notified of the amounts by the distribution agent through their distribution reports.
Revenue is recorded

a)	net of any sales or value added taxes charged to customers and
b)	net of discounts agreed with customers and
c)	net of returns provision agreed with the distributor and
d)	grossed up for the distribution fee charged by the distribution agent.

Revenue from digital distribution will be reported by the various digital platforms such as  iTunes in their periodic reports and posted as received.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $78,661 and $195,623 at March 31, 2012 and June 30, 2011, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

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

Music Costs/Assets

The initial material assets that were acquired comprise 52 completed sound recordings including  two completed albums with “DMX”, up to two additional albums from “DMX” and upto five albums from “Bone Thugs-N-Harmony”.

Music assets  include the unamortized costs of completed albums, singles and videos which have been produced by the Company or for which the Company has acquired distribution rights, libraries acquired as part of acquisitions and albums  in progress and in development.   For albums  produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Costs of acquiring and producing music assets will be  amortized using the individual-album-forecast method, whereby these costs are amortized  in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation or sale of the music.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. For the periods presented, there were no potentially dilutive securities outstanding, therefore basic earnings per share equals diluted earnings per share. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of March 31, 2012 and 2011, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

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

Segment Reporting:

The Company now  operates in two business segments as a motion picture  producer and distributor and as a music label managing the assets of David Michery. The Company believes that  its businesses should be reported as two business segments. (See Note 2 - Segment Reporting)

Fair Value Measurements:

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

Derivative Instruments:

The Company’s policy is not to use derivative or hedging financial instruments for trading or speculative purposes, except certain embedded derivatives derived from certain conversion features or reset provisions attached to the convertible debentures, as described in Note 9.

NOTE 2 - SEGMENT INFORMATION

In accordance with ASC 280 Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer.

In the quarter ended March 31, 2012,  the Company formed a new subsidiary, Seven Arts Music, and acquired music assets from David Michery and purchased the stock of Big Jake Music.   This is a new line of business for the Company, and therefore, will now have two reportable operating segments.

The table below presents the financial information for the two reportable segments for the nine months ended March 31, 2012. Comparable financial information for 2011 is not presented as the Company only had one segment during that time.

	Nine Months Ended March 31, 2012
	Film	Music	Total

Revenues	$987,220	$0	$987,220
Cost of revenues	(1,548,551)	0	(1,548,551)
Gross profit (loss)	(561,331)	0	(561,331)
Operating expenses	(1,378,895)	(278,529)	(1,657,424)
Loss from operations	$(1,940,226)	$(278,529)	$(2,218,755)

As of March 31, 2012, the Company had film and music assets of $24,111,370 and $9,540,859, respectively.     As of December 31, 2011, all of the Company’s assets were related to film.

NOTE 3 – FILM COSTS

Film costs as March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011

Film Costs, beginning of period	$25,977,293	$23,808,869
Additions to film costs during the period	1,965,029	2,168,424
Total film costs	27,942,322	25,977,293
Less: Accumulated amortization	(3,830,952)	(2,843,734)
Total film costs, net of accumulated amortization	$24,111,370	$23,133,559

Amortization of film costs was $987,221 and $689,618 for the nine months ended March 31, 2012 and 2011. The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.

NOTE 4 – MUSIC ASSETS

Music assets at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011

Music assets, beginning of period	$-	$-
Additions to music assets during the period	9,540,859	-
Total film costs	9,540,859	-
Less: Accumulated amortization	-	-
Total film costs, net of accumulated amortization	$9,540,859	$-

The initial material assets that were acquired comprise 52 completed sound recordings including  two completed albums with “DMX”, up to two additional albums from “DMX” and upto five albums from “Bone Thugs-N-Harmony”.

The music assets were valued at the value of the preferred stock issued,  the fair value of Mr. Michery’s earnout  and capitalized costs incurred in the production of the current albums .

Currently no earnout provision has been recorded for the acquisition of Big Jake Music, as the Company does not yet believe it has any basis for this earnout.

Amortization of music assets was $0 and $0 for the nine months ended March 31, 2012 and 2011 as the assets were acquired in March 2012. The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.

NOTE 5 – RELATED PARTY DUE TO/DUE FROM

Seven Arts Pictures, Inc. (“SAP, Inc.”) directly or through related various Louisiana limited liability companies, have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company. The balances of these combined accounts due to the Company as of March 31, 2012 and June 30, 2011 were $3,552,137and $2,725,974, respectively. SAP, Inc. has pledged an interest in its shares of the Company’s stock to secure certain indebtedness for which SAP, Inc. and the Company are jointly liable such as the Apollo and Armadillo debts. The stock of SAP, Inc. was transferred to the listing predecessor of SAE on September 10, 2011.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the nine months ended March 31, 2012 the Company had a net loss of $3,664,072  increasing the deferred tax asset approximately $1,245,784 at the statutory tax rate of 34%. Deferred tax assets at March 31, 2012 consisted of the following:

Deferred tax asset related to:

March 31,
2012
Prior Year	$-
Tax Benefit (Expense) for Current Period	1,245,784
Deferred Tax Asset	$1,245,784
Less: Valuation Allowance	(1,245,784)
Net Deferred Tax Asset	$-

The net deferred tax asset generated by the loss carry forward has been fully reserved and will expire in 2019 through 2030. The realization of deferred tax benefits is contingent upon future earnings and therefore, is fully reserved at March 31, 2012.

NOTE 7 – EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and generally exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of March 31, 2012, due to the loss from continuing operations, as including them would have an anti-dilutive effect on EPS.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Creditors Liquidation of SAP Plc.
The Company’s listing predecessor Seven Arts Pictures Plc. (‘PLC’) was placed by the English Companies Court into compulsory liquidation on November 8, 2011. The Company’s CEO, Mr. Peter Hoffman, as a director of PLC had sought an administration order but this request was denied by the Courts as a result of inter alia the opposition of Parallel Pictures LLC (‘Parallel’).   PLC’s principal creditors have appointed a liquidator for the orderly winding up of its remaining assets not transferred to us pursuant to the Asset Transfer Agreement, effective January 27, 2011.

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

Based on discussions with the liquidator, our management believes this liquidation proceeding will have no material effect on the cost, business or market value of common stock

Further Share Issue to SAE Inc
On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a 100% owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares of SAE were issued to PLC in order to satisfy any remaining obligations. There are several outstanding lawsuits which the liquidator of SAP Plc. will try to resolve as part of the liquidation proceedings . Any proceeds from these legal matters will also be used to pay off outstanding obligations within the PLC. If there is a shortfall in the proceeds to meet the obligations left in PLC. then SAE Inc. may well have to issue more stock to cover this shortfall .

807 Esplanade Guarantee
Seven Arts Pictures Louisiana LLC, a related party and/or an affiliate of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007,  for the acquisition and improvement of a production and post production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”)  for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of March  31, 2012. The Company has also guaranteed this amount. A construction loan of $1,800,000 has also been guaranteed by the Company

Armadillo
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

Arrowhead Target Fund
Seven Arts Future Flow I (“SFF”), a limited liability Company owned by SAP Inc., a Company previously controlled by Mr. Hoffman, obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”). SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated revenues of $820,026 in the fiscal year ended June 30, 2009, $2,739,800 in the fiscal year ended March 31, 2008 and $544,478 in the three month period ended June 30, 2009. The Company’s only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues. SAE Inc’s subsidiary, SAFE, Ltd. was the collateral agent of the film assets.

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

Arrowhead filed an action on September 22, 2010,  which seeks recovery from the Company of the monies which the Company has retained under its interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead makes substantial additional claims against the Company, Mr. Hoffman and SAP Inc. regarding claimed breaches of the terms of the operative agreements, including failure to properly account, failure to turn over materials, failure to remit monies collected, and similar matters. The claims against the Company for these breaches of warranties for damages are $8,300,000 although Arrowhead states no basis for this amount.

The Company had moved to dismiss the action against all defendants other than Seven Arts Future Flows I LLC, which is not part of the Company. On August 9, 2011, the New York Supreme Court granted the Company’s motion and dismissed all defendants except Seven Arts Filmed Entertainment Limited in its capacity as a collateral agent, which is not a material element of Arrowhead claim.

Arrowhead has purported to refile its claim against the Company and the other defendants.  The Company will seek dismissal of these claims on the same grounds.  The Company continues to believe that Arrowhead’s claims against the Company are without substantial merit.

Arrowhead Capital Partners – AGC Loan
The Company’s predecessor and several affiliates were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State purportedly served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan . The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan. As a result Management does not believe that ACG has the right to maintain this action to collect any monies or to foreclose on any collateral pursuant to the Cheyne Loan. The Company intends to vigorously defend against this action and has filed for summary judgement to dismiss it.

Investigation into Claim for Tax Credits (SAPLA)
The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits including such tax credits to be claimed by an affiliate of the Company, Seven Arts Pictures Louisiana LLC and has issued subpoenas for discovery of documents in the possession of the Company related to their tax credits. This investigation appears to include investigation as to whether certain expenses claimed by this affiliate were improper or fraudulent. All such claimed expenses were audited by independent auditors in Louisiana and reviewed by counsel. None of these expenses or credits has been included in the Company’s financial statements for any period. Management believes that this investigation will have no material adverse effect on the Company’s operations or the total tax credits to be received by the Company’s affiliates, but could result in charges against current or former employees of this affiliate based on prior audits, including Mr. Hoffman.

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

Earnout for David Michery
The Company’s Asset Purchase Agreement with David Michery provided for 50,000 of the Company’s $100 par, Convertible Redeemable Series B Preferred Shares, be held in Escrow until the Net EBIT (as defined in the agreement) from distribution of the DMX Albums and two albums embodying the performance of Bone Thugs-n-Harmony exceeds $5,000,000, as confirmed by the Company’s independent auditor. At the end of five years, should the Net EBIT be less than $5,000,000, the shares will be released on a fractional basis, as defined in the agreement. The Company has determined the fair value of the earnout as of the acquisition date to be $2,837,134 and has reflected it as a liability as of March 31, 2012.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Existing Notes:
On January 27,  2012, the Company converted  $132,645 of the Runway debt and relevant interest into 1,211,219 shares of the Company’s common stock.   On  January 31, 2012 an additional $50,000 of debt was converted to 333,333 shares and the final $50,000 was converted into 333,333 shares on February 15, 2012.

New Notes:
The following table presents convertible notes payable entered into during this fiscal year. Each of these notes is convertible into shares of the company’s common stock at the indicated fixed conversion rate.

		Fixed
		conversion
Convertibles	Principal	price	Start date	End date

FireRock	$300,000	$0.25	12/12/2011	12/06/2012

RBSM	$150,000	$0.46	Due now

Hanover	$62,660	$0.25	11/19/2011	04/16/2012
Hanover	$150,000	$0.30	10/19/2011	11/19/2012
Hanover	$445,000	$0.20	02/23/2012	02/21/2013

Tripod/CMS etc	$100,000	$0.27	12/15/2011	06/30/2012
Tripod	$50,000	$0.24	02/01/2012	07/31/2012
Tripod	$150,000	$0.24	02/01/2012	02/01/2013

Michael Briskin	$100,000	$0.23	01/31/2012	07/31/2012

Beauvoir	$50,000	$0.20	04/14/2011	10/14/2011
Beauvoir	$100,000	$0.20	11/30/2011	03/31/2012

Beaufort	$350,000	$0.20	02/29/2012	08/26/2012
Rowett Capital	$200,000	$0.20	02/29/2012	08/26/2012

Runway	$190,000	$0.20	01/22/2012	09/30/2012
Sendero	$250,000	$0.20	01/24/2012	09/30/2012

	$2,647,660
Balance of S144/3a9 Debt Conversions

Hanover/Magna –Blue Rider	$900,000	$0.20
Magna – Palm	$80,000	$0.28
Alpha/Olsen –Mark Betor	$100,000	$0.10
	$1,080,000

TOTAL	$3,727,660

The Company has evaluated these convertible notes for embedded derivative features and has determined that no derivative liability exists. Assuming all notes are settled via common stock, the number of shares to be issued to satisfy approximately $3,727,660 of debt plus accrued interest  is approximately  17,653,000 shares of the company’s common stock .

NOTE 10 – LOANS PAYABLE

The Company has the following indebtedness as of March 31, 2012:

				Applicable
	Start	Due	Amount	Interest
Lender	Date	date	Outstanding	Rate	Status

Film and Production Loans

Palm Finance			$3,588,435	18%	Forebearance agreement

Palm Finance			$1,101,986	18%	Forebearance agreement

120db Film Finance LLC			$4,425	Non stated	Due on demand

Cold Fusion Media Group LLC			$610,360	10%	Due on demand

Pledged shares			$(384,000)

Total Film and Production Loans			$4,921,206

Trafalgar Capital (in liquidation)	10/15/2008	08/31/2009	$531,987	9%	Due on demand

TCA - loan interest	03/31/2011	09/30/2011	$75,770	10%	Due on demand

Runway - Loan - $190k	01/11/2012	09/30/2012	$194,997	12%	Due	September 2012

Sendero - $250k	01/24/2012	09/30/2012	$255,507	12%	Due	September 2012

Isaac Organisation	01/20/2012	07/20/2012	$255,836	12%	Due	July 2012

Tripod Group - $150k loan	02/01/2012	02/01/2013	$152,811	12%	Due	Feb 2012

Hanover Holding Loans	11/16/2011	02/16/2012	$63,989	12%	Due on demand

Beauvoir Capital Ltd	11/22/2011	03/31/2012	$106,411	18%	Due on demand

FireRock	12/12/2011	06/12/2012	$310,849	12%	Due	June 2012

Briarwood Investment Inc-Eastside Holdings	10/25/2011	04/30/2012	$208,658	10%	Due	April 2012

Aegis - Tripod	12/15/2011	06/30/2012	$34,507	12%	Due	June 2012
Aegis – CMS	12/15/2011	06/30/2012	$34,506	12%	Due	June 2012
Aegis - Rachel	15/12/2011	06/30/2012	$34,506	12%	Due	June 2012

Beauvoir Capital - $50k	04/14/2011	10/14/2011	$54,822	10%	Due on demand

Hanover Holding Loan $150k	10/19/2011	05/18/2012	$156,740	10%	Due	May 2012

Tripod Group - $50k loan	01/16/2012	06/30/2012	$51,233	12%	Due	June 2012

Michael Briskin - Loan $100k	02/03/2012	02/03/2013	$101,874	12%	Due	February 2013

Hanover Loan $445k	10/19/2011	10/19/2012	$464,995	10%	Due	October 2012

Beaufort Loan $350k	02/29/2012	08/26/2012	$353,567	12%	Due	August 2012

Rowett Capital Loan $200k	02/28/2012	09/30/2012	$202,104	12%	Due	September 2012

Total Corporate Loans			$3,645,669

TOTAL LOANS			$8,566,875

The Company converted $2,963,028 of the film and production loans into 5,989,349 shares of common stock during the three months ended September 30, 2011, $906,000 of film and production loans for 3,490,385 shares of common stock in the 2nd quarter ended December 31, 2011 and  $943,580 of film and production loans for 6,749,658 shares of common stock in the 3 months to March 31, 2012.

NOTE 11 – EQUITY TRANSACTIONS

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

The Company is authorized to issue 250,000,000 common shares at a par value of  $0.01 per share. These shares have full voting rights. At September 30, 2011 and June 30, 2011, there were 11,149,480 and 2,643,131 respectively, common shares outstanding. The Company’s predecessor, PLC, had a 1:5 reverse stock split on May 9, 2011.    The shareholders agreed to increase the authorized shares to 250,000,000 from 50,000,000 at the Company’s shareholder meeting in February 2012.

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

As of September 30, 2011, $1,986,722 of stock was fully paid but still to be issued, consisting of $1,251,250 of Series A preferred stock and $735,472 of debt that was being converted to equity. There were 11,149,480 shares were outstanding as of September 30, 2011.

Second Quarter 2011/12

Between October 1, 2011 and December 31, 2011 the Company issued  11,470,808 shares. The total number of shares outstanding on  December 31, 2011 was 22,620,288.

4,639,049	common shares were issued in satisfaction of the $612,336 of convertible debt shares at an average conversion price of $0.13/share .
2,851,374	common shares were issued on the conversion of the Agua Alta, Sendero and Isaac convertible notes totalling $427,706 at an average conversion price of $0.15/ share.
3,490,385	common shares were issued in satisfaction of $906,000 of corporate loans at an average conversion price of $0.26/share.
400,000	common shares were issued as restricted stock for cash, $250,000 to Fletcher and $150,000 to Goldstrand at $1.00/share
75,000	common restricted shares were issued for investor relations services at $0.36/share
15,000	common restricted shares were issued to a director in lieu of compensation at $0.50/share
11,470,808

Third Quarter 2011/12

Between January 1, 2012 and  March 31, 2012,  the Company issued  19,348,684 shares at an average price of $0.19 per share. The total number of shares outstanding on  March 31, 2012 was 41,968,972. (See Subsequent Events Note 13 for stock issuances subsequent to March  31, 2011).

6,749,658	common shares were issued in satisfaction of the $943,580 of newly converted film debt at an average conversion price of $0.14/share .
4,566,589	common shares were issued in satisfaction of $929,596 of overhead at an average conversion price of $0.20/share
3,492,255	common shares were issued on the conversion of old notes including the final conversion of the Runway convertible notes, total debt of $516,568 was converted at at an average conversion price of $0.15/ share.
3,074,962	common shares were issued in satisfaction of $698,736 of film loans previously converted at an average conversion price of $0.23/share.
1,200,000	common shares were issued as restricted stock for cash, to Blue Rider at $0.50/share
265,220	common restricted shares were issued for consultancy services provided under the S-8 authority at $0.28/share
19,348,684

During the nine months ended March 31, 2012, the Company issued 100,000 options to the seven members of the board of directors. These options have a five year term and a strike price equal to the closing price of the Company’s stock at the date of issue.   Each director was issued 50,000 options with a strike price of $0.44 on October 14, 2011 and 50,000 options with a strike price of $0.39 on December 6, 2011. Half of the options vested on December 31, 2011 and the remaining half will vest on December 31, 2012.

During the quarter ended March 31, 2012, the Company issued 2,000,000 options to David Michery in conjunction with his employment agreement with the Company. These options have a strike price of $0.18 and vest and shall be exercisable in equal monthly installments over the term of his employment agreement, which is February 22, 2012 through December 31, 2016.

During the quarter ended March 31, 2012, the Company has agreed to issue 50,000 options per year to Jake Shapiro in conjunction with his employment agreement with the Company. These options have a strike price equal to the closing price of the Companys stock at the date of issue, with the exception of the first year, which the strike price was set at $0.79 per share. The Company measures compensation expense related to stock options with the Black Scholes option pricing model, and recognizes expense over the vesting period.

In January 2012,   the Company filed a registration statement  on Form S-8  in connection with the registration under the Securities Act of 1933, as amended, of 5,000,000 shares of the Company’s common stock under the Company’s 2012 Stock Incentive Plan.

Convertible Preferred Shares

125,125 shares of Series A Cumulative Convertible $10.00 Preferred Stock with a dividend rate of 8% (payable quarterly) were issued in November 2011. The conversion price into common stock of the Company is $0.15/share.

An additional  $115,000 was invested for another 11,500 Series A preferred stock which has not yet been issued. This amount is included in the shares to be issued number in accruals  on the balance sheet as of  March 31, 2011.

A further 10,859 Series A shares have been subscribed for but not yet issued, as of March 31, 2012.   This amount is included in the shares to be issued on the balance sheet as of March 31, 2011.

180,000 Series B convertible preferred shares, $100.00 par value have been issued to two shareholders although  120,000 of such shares are held in escrow subject to earnout. The shares were issued to acquire music assets for the Company. These shares in escrow are shown on the balance sheet as a contra to equity.

The earnout provision on David Michery’s $5,000,000 or 50,000 Series B preferred shares has been calculated   using the fair value of the $5,000,000 over a 5 year  term with a discount rate of 12% per year. No earn-out provision has been applied to Big Jake Music assets as the Company does not yet believe it has any basis for this earn-out at the moment.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

Pursuant to a related party agreement, SAP, Inc. holds ownership of limited liability corporations in the United States, with all distribution rights and profits thereof being due to SAFE, Ltd. In addition, they have also provided other services for Seven Arts Pictures Plc. and SAFE, Ltd. And SAE, Inc. at no fee other than Mr. Hoffman’s salary and the direct third party costs of the Los Angeles office, all of which are reflected in the financial statements of SAFE, Ltd. These other services are any reasonable requests of the management of the Company including accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business. Effective January 1, 2012 no further such transactions are intended.

The Company has made and received advances from and to SAP Inc.and various Louisiana limited liability companies referred to above, where the advances from and to these related parties do not bear interest. The balances of these combined accounts were $3,552,137  and $2,725,974 as of March 31, 2012 and June 30, 2011, respectively.

On February 28, 2012 the Company took out a convertible loan of $200,000 from Rowett Capital Ltd. This was then loaned  to 807 Esplanade to cover outstanding interest payments due on the construction loan.

NOTE 13 – FAIR VALUE MEASUREMENTS

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
Level 2 - Inputs to the valuation methodology include:

●	quoted prices for similar assets or liabilities in active markets;
●	quoted prices for identical or similar assets or liabilities in inactive markets;
●	inputs other than quoted prices that are observable for the asset or liability;
●	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of March 31, 2012 and June 30, 2011, all of the Company’s assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance intended to achieve common fair value measurements and related disclosures between U.S. GAAP and international accounting standards. The amendments primarily clarify existing fair value guidance and are not intended to change the application of existing fair value measurement guidance. However, the amendments include certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance was effective for the periods beginning after December 15, 2011, and early application is prohibited. The Company adopted these amendments on January 1, 2012; and the requirements did not have a material effect.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income — Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted these amendments on January 1, 2012; and the requirements did not have a material effect.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company issued the following shares of common stock subsequent to March 31, 2012:

New Stock Issances through May 10,  2012

14,442,472	common shares were issued in satisfaction of $1,120,000 of film loans previously converted at an average conversion price of $0.09/share. (high of $.10 and low of $.06)
7,638,890	common shares were issued in satisfaction of the $625,000 of newly converted debt at an average conversion price of $0.08/share . (high of $.09 and low of $.06)
2,757,789	common shares were issued for consultancy services provided under the S-8 authority at $0.14/share (high of $.20 and low of $.12)
1,282,051	common shares were issued in satisfaction of $100,000 of existing overhead liabilities at an average conversion price of $0.08/share
26,121,202

Total shares outstanding as of  May 10, 2012 was 68,090,174.  (including 2 million shares issued to SAP Plc.)

Additionally, the Company had the following new convertible debt acquired, which will be converted to equity, subsequent to March 31, 2012:

(1)	$50,000 loan was issued on April 4, 2012 by Michael Briskin for conversion at $0.09
(2)	$60,000 loan was issued on April 17, 2012 by Michael Briskin for conversion at $0.09
(3)	$50,000 loan was issued on April 24 2012 by Michael Briskin for conversion at $0.06

Creditors Liquidation of SAP Plc.

The Company’s listing predecessor Seven Arts Pictures Plc. (‘PLC’) was placed by the English Companies Court into compulsory liquidation on November 8, 2011. The Company’s CEO, Mr. Peter Hoffman, as a director of PLC had sought an administration order but this request was denied by the Courts as a result of inter alia the opposition of Parallel Pictures LLC (‘Parallel’).   PLC’s principal creditors have appointed a liquidator for the orderly winding up of its remaining assets not transferred to the Company pursuant to the Asset Transfer Agreement, effective January 27, 2011.

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

Based on discussions with the liquidator, our management believes this liquidation proceeding will have no material effect on the cost, business or market value of common stock

Filing of S-8

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

Film Company

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

Music Company

Seven Arts Music Inc (“SAM”) became a wholly owned subsidiary of the Company  at the beginning of March 2012, although set-up costs had been incurred as early as September 2011. Costs are currently being incurred in the delivery of the first of the DMX albums acquired from David Michery (currently planned for release in August 2012) and the initial costs in creating the first album for Bone Thugs-N-Harmony. Several other new artists are being considered by SAM.

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

Results of Operations for the Three-Month Period Ended March 31, 2012  vs. 2011

We generated a net loss of $1,585,789 for the three months ended March 31, 2012, compared to a  net loss of $973,034 for the three months ended March 31, 2011.  Included in the quarter ended March 31, 2012 are $278,529 of  start up costs for  Seven Arts Music Inc.

A discussion of the key components of our statements of operations and material fluctuations for the three months ended March 31, 2012 and 2011 is provided below removing  the music company start-up costs.

Film revenues totalled $187,793 for the three months ended March  31, 2012, compared to $272,703 for the three months ended March 31, 2011.  A comparison of the 2011 and 2010 sales is as follows:

●	The majority of the 2012 sales were on-going royalties on PoolBoys, Night of the Demons and Nine Miles Down
●	The 2011 sales were from royalties spread over several titles but with the majority from Deal and Autopsy.
●	No fee related revenues were earned in either quarter

The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bear’s to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films. The amortisation in the first quarter of 2012 was mainly on Pool Boys in line with achieved sales while the  2011 charge was mainly against Deal, again in line with achieved sales for the period

Other costs of revenue  in the period totalling $262,041 versus $18,208  in the same quarter in 2011. The charge  in the current period was due to:

●	$154,276 media credit expenditure on the theatrical release of PoolBoys as a trial for the media credit assets to be acquired under the deal with Big Jake Music;
●	a one time payment to producers of Drunkboat of $64k and ;
●	commissions payable to our sales agent of $30,000 on cash receipts received in the period.

General and administrative expenses decreased from $591,285 for the three months ended March  31, 2011 to $222,368 (excluding $278,529 of the music company expenses) for the three months ended March 31, 2012. The net decrease is primarily due to legal and professional fees in the quarter being reduced by the assumption of fees by the PLC, as the expense was related to cases that are PLC liabilities, the cost of the equity rbeing raised was reflected as a reduction of proceeds versus legal expense,  and prepaid to a major on-going legal case, as the fees are anticipated to be recovered based upon a similar favorable judgement in another venue.

A bad debt write-off of  $109,481 was taken in the three months to March 31 2012 being contracts terminated for non-payment where replacement distributors have been found in the territory.

Interest charges have  increased from $722,282 in the three months to March 31, 2011 to $1,476,417 in the three months to March 31, 2012 due mainly to the interest on the loans with Palm Finance. The movie, Pool Boys had not been released in the 2011 quarter therefore all interest charged  was capitalized to film costs, which are now being expensed.    Also a settlement was reached with Blue Rider on the Deal loan which incurred additional interest of $100k.

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

Film revenues totalled $207,790 for the three months ended December 31, 2011, compared to $1,137,647 for the three months ended December 31, 2010.  A comparison of the 2011 and 2010 sales is as follows:

●	The majority of 2011 sales came from the US digital release of the movie “The Pool Boys” in September 2011.

●	The majority of 2010 sales came from the US release of the movie “Deal”.

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

●	An amortization charge of $336,527 was made in the period to December 31, 2011 mainly against the title “The Pool Boys” in line with revenue forecasts.

●	The equivalent amortization charge in December 31, 2010 was $639,257 mainly against the title “Deal”.

Other costs of revenue  in the period totalling $283,949 versus $229,757 in the same quarter in 2010. The charge  in the current period was due to the write-off of the costs of distribution of “The PoolBoys” while in the 2010 period related to the write-off of distribution costs on “Deal”

General and administrative expenses increased from ($12,121) for the three months ended December 31, 2011 to $354,367 for the three months ended December 31, 2010. The net increase is primarily due to the following:

●
$228,661 of additional legal and professional costs related to:
HMRC investigations of $130,000
Set-up of SAE Inc of  $20,000
Investor Relation fees of $60,000
Transfer agent, HMRC fines and edgarising fees of $90,000
Content Media,Parallel Media  and Nine Miles Down actions of $60,000

●
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

●
The majority of 2011 sales came from the US digital release of the movie “The Pool Boys” in September 2011. Significant sales to third party distributors were also made on the title in Canada and Australia  during the period. $150,000 of  royalty income spread over several titles but mainly continuing income from  “Deal” was  received during the period.

●	2010 sales were mainly distribution income earned from third parties on the film “Deal” in overseas television markets and a small amount of sales agency fees.

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

●	An amortization charge of $800,331 was made in the period to December 31, 2011 mainly against the title “The Pool Boys” in line with revenue forecasts.

●	The equivalent charge in December 31, 2010 was $695,620, this was mainly against the title “Deal”.

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

●
$362,115 of additional legal and professional costs mainly related to
HMRC investigations of $130,000
Set-up of SAE Inc of $20,000
Investor Relation fees of $60,000
Transfer agent,HMRC fines  and edgarising fees of $90,000
Content Media, Parallel Media and Nine Miles Down actions of  $60,000

●
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

Employees

As of March 31, 2012, Seven Arts had 10 employees and independent contractors, providing full time services. Our affiliates employ many part time employees for production of our motion pictures, but we do not engage temporary employees on any regular or material basis. We are not signatory to any labor union collective bargaining agreements, but our affiliates in the United States are signatory to the current Writer’s Guild of America, Directors Guild of America and IATSE Low Budget Agreements and have in the past been signatory to the Screen Actors Guild Agreement. Our employees have ranged from a low of six to a high of fourteen over the last three fiscal years.

Liquidity

As of March 31, 2012, our assets totaled $41,269,929, which included, among other items,  receivables totaling $274,862, amounts due from related parties totaling $3,552,137, and prepayments of $3,771,179. Our working capital as of March 31, 2012 was ($8,692,948), compared to ($15,199,849) as of June 30, 2011. The large negative balances at June 30,2011 were mainly due to film loans having to be treated as current debt. We have reduced our outstanding film debt from $10,890,430 as at June 30, 2011 to $4,921,206  as at March 31,2012 due to a series of debt for equity swaps and the maturity and exercise of convertible debt. This has helped improve the working capital position.

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

Jones Film

Seven Arts Pictures plc ("PLC"), the Company's listing predecessor, its then subsidiary Seven Arts Filmed Entertainment Limited ("SAFE"), and Seven Arts Pictures Inc. (“SAP”), were the subject of two arbitration awards of attorney fees totalling approximately $900,000, with interest and charges, both of which were reduced to judgment in favour of Jones film ("JF").  PLC  has accrued a provisional liability in the amount of $800,000 including approximately $100,000 of accrued interest at June 30, 2011.  The Company paid approximately $525,000, the amount of the first arbitration award plus interest and charges, in November, 2011, Management believes the Company has no further liability in this matter.  JF asserts that the Company is liable as the "successor in interest" to PLC, which the Company denies.

Arrowhead Target Fund

Seven Arts Future Flow I (“SFF”), a limited liability Company owned by SAP Inc., a Company previously controlled by Mr. Hoffman, obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”). SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated revenues of $820,026 in the Fiscal Year Ended June 30, 2009, $2,739,800 in the Fiscal Year Ended March 31, 2008 and $544,478 in the three month period ended June 30, 2009. The Company’s only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues. SAE’s subsidiary, SAFE, Ltd. was the collateral agent of the film assets.

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

Arrowhead has purported to refile its claims against the Company and the other defendants. The Company will seek dismissal of these claims on the same grounds. The Company continues to believe that Arrowhead's claims against the Company are without substantial merit.

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

Based upon an evaluation conducted for the period ended March  31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) During the three months ended March  31, 2012 and subsequent to December 30, 2011, the Company filed Form 8-Ks:

●	On January 18 2012
●	On March 16 2012
●	An S-8 was filed on February 1 2012
●	A 14A was filed on February 24 2012 (revised on March 14 2012)

(b) Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.

Date: May 21, 2012	By:	/s/ Peter Hoffman
Peter Hoffman, CEO