Form 10-K
period 2012-06-30
Seven Arts Entertainment Inc.
filed 2012-10-15
CIK 1408276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-34250

SEVEN ARTS ENTERTAINMENT, INC.
(Formerly Seven Arts Pictures, PLC)
(Exact name of Registrant as specified in its charter)

Nevada	45-3138068
(State of Incorporation)	(I.R.S. Employer Identification No.)

8439 Sunset Blvd., Suite 402 Los Angeles, California	90069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: Phone: (323) 372-3080; Fax: (323) 389-0664

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock; $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by a check mark whether the Registrant is a large filer, an accredited filer, non-accredited filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accredited filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accredited filer	☐	Accredited filer	☐

Non-accredited filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The aggregate market value of common stock, par value $0.01 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on June 30, 2012 (the last business day of the registrant’s most recently completed fiscal year) was approximately $3,011,829.   For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of common shares outstanding as of October 8, 2012 was 11,636,677.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

PART I

ITEM 1. BUSINESS

Corporate History and Current Corporate Structure

We are the continuation of the business and the successor of the NASDAQ listing to PLC whose predecessor Seven Arts Pictures Inc. (“SAP”) was founded in 2002 as an independent motion picture production and distribution company engaged in the development, acquisition, financing, production, and licensing of theatrical motion pictures for exhibition in domestic (i.e., the United States and Canada) and foreign theatrical markets, and for subsequent worldwide release in other forms of media, including home video and pay and free television. The Company currently owns interests in 33 completed motion pictures, subject in certain instances to the prior financial interests of other parties. As discussed herein, in late February 2012, the Company launched Seven Arts Music and acquired 52 completed sound recordings with the rights to additional albums. On June 30, 2012,  Seven Arts Filmed Entertainment, LLC (“SAFELA”) was transferred to the Company.   SAFELA, which is 60% owned by the Company,  has a 30 year lease to operate a film production and post-production facility at 807 Esplanade Avenue in New Orleans, Louisiana.   The post-production facility commenced operations on July 1, 2012.

On June 11, 2010, we were formed and became a wholly owned subsidiary of PLC. As of June 11, 2010, we entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to us, in exchange for our assumption of certain indebtedness and for one share of common stock of ours for each ordinary share of PLC which have been distributed to shareholders. Additionally, 28,571 shares of our common stock were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

On August 31, 2011, NASDAQ approved the substitution of one share of our common stock for PLC’s NASDAQ listing, effective at the opening of trading on September 1, 2011. On that date, each of PLC’s ordinary shares was exchanged for one share of our common stock and commenced trading on NASDAQ as the successor to PLC’s NASDAQ listing. This transaction was approved by PLC’s shareholders at its Extraordinary General Meeting on June 11, 2010.

On November 8, 2011, PLC, was placed into involuntary creditors liquidation under English law.   Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings. In accordance with the asset transfer agreement, PLC has been issued 28,571 shares of our common stock in order to satisfy these obligations.

In February 2012, the Company acquired the music assets of Mr. Michery and 100% of the stock of BJ M., As a result, the Company is now also an independent distributor and producer of sound recordings through Seven Arts Music Inc.

The material assets that were acquired comprise 52 completed sound recordings including two completed albums with DMX, up to two additional albums from DMX and up to five albums from Bone Thugs-N-Harmony. The commitments and liabilities assumed were a promissory note dated June 15, 2010 in the amount of $200,000, and outstanding recording costs of the performances of DMX in amounts to be approved by us but not to exceed $140,000.

In connection with the acquisition of the music assets of Mr Michery, the Company issued 50,000 shares of our Series B Preferred to Mr Michery and his assigns and issued an additional 50,000 shares of our Series B Preferred into an escrow in favor of Mr. Michery and his assigns if two DMX albums and two Bone Thugs-N-Harmony albums generate an aggregate of net earnings before interest and taxes of $5,000,000 during the next five fiscal years.   Mr. Michery is the Chief Executive Officer of SAM.

In February of 2012, the Company also acquired Big Jake Music Inc. (“BJM”) and issued 10,000 shares of our Series B Preferred to Jake Shapiro and his assigns and issued an additional 70,000 shares of our Series B Preferred into an escrow in favor of Mr. Shapiro and his assigns if certain specific terms are met: 40,000 shares are subject to proving valuation and usage of certain advertising credits and 30,000 shares are subject to an earn- out over a two-year period.

On June 30, 2012 Seven Arts Filmed Entertainment LLC (“SAFELA”) was transferred to the Group. SAFELA has a 30 year lease to run a production and post-production facility at 807 Esplanade, New Orleans.(“807 Esplanade”) The post production facility began trading on July 1, 2012. Seven Arts Pictures Louisiana LLC, Seven Arts Pictures Louisiana LLC(“SAPLA”) a related party and/or an affiliate of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC (“Advantage Capital”) dated October 11, 2007,  for the acquisition and improvement of the  production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”)  for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of  June 30, 2012. The Company has now assumed the liability for $1,000,000  of this amount due to an agreement with the now mortgagor Palm Finance. A further $750,000 is owed in tax credits earned  to Advantage Capital. A construction loan of $1,850,000  previously guaranteed by the Company has now also been assumed by the Company for the grant of a 30 year lease on the property 807 Esplanade to run a production and post-production facility.

On August 31, 2012, the Company announced a 1-for-70 reverse split of its common stock effective as of 4:01p.m. EDT . The new CUSIP number is 81783N 201.  By virtue of the reverse split, every seventy shares of the  outstanding common stock were combined and converted into one share of new common stock with resulting fractional shares rounded up to the next whole share.  The Company also announced that it will proportionately reduce the number of its authorized shares of common stock.

Seven Arts also announced that, subject to appropriate and required regulatory filings and approvals, it has declared a warrant dividend to those persons beneficially owning its common stock as of the close of the markets on August 31, 2012. For every ten pre-reverse split shares of common stock held as of such date and time, the holders thereof will be entitled to receive one warrant as a dividend. Until its expiry date, each warrant, once distributed following such approvals, will be exercisable for the purchase of one share of the Company's post-reverse split common stock at a price equivalent to today's post-reverse split closing bid price. The warrants will expire on the earlier of (i) the date that the holder disposes of the common stock in respect of which the warrant dividend was declared, if such disposition occurs on or before the close of the markets on October 31, 2012, or (ii) 5:00 p.m., PST, on January 31, 2013. Seven Arts does not expect that a secondary market will develop for such warrants.

On September 14, 2012 the Company’s common stock began trading on the OTC Markets’ OTCQB marketplace .  The Company’s common shares trade under the Company’s symbol “SAPX.”  The Company is applying to trade on the highest OTC marketplace, OTCQX, but is trading on the OTCQB tier until the Company is eligible to trade on the OTCQX.

Trading of the Company’s common stock on The NASDAQ Capital Market was suspended at the opening of business on September 14, 2012, due to the fact that the Company could not meet the $1 minimum bid price listing requirement of NASDAQ for ten trading days prior to September 20, 2012, the expiration date on the Company’s six-month extension to meet this listing requirement.

Capital Structure

SAE’s authorized capital total 250,000,000 consists of:

●
35,667,840  shares of common stock, $.01 par value per share.. As of June 30, 2012, there were 1,739,900  shares of common stock outstanding, all of which are fully paid and non-assessable. (including the 28,571 shares issued to SAP Plc as part of the asset transfer agreement approved by the SEC in January 2011). Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

●
125,125 Series A preferred shares  with a $10.00 par value per share,  125,125 shares  were issued to one shareholder in November 2011for a transaction completed in August 2011.  These shares have a conversion price to common stock of $10.50/share.

●
200,000 Series B preferred shares $100.00 par value per share .180,000 shares  have been issued to two shareholders in February 2012 and 120,000 of such shares are held in escrow subject to earn out provisions. The per-share conversion price for the Series B Preferred Stock will be confirmed after September 30, 2012, as a function of 110% of the net asset value per share as of September 30, 2011, as then modified for any issuances of shares during the one-year period thereafter if such issuances are at or below 80% or below of $1.10 per share

●	214,007 shares of unallocated capital stock

SAE is now a United States issuer and  commenced regular quarterly reporting from the first quarter ended September 30, 2011.

Production History

In September 2004, one of our predecessor companies Seven Arts Pictures Limited (“SAPL”) and SAP, companies previously owned by Peter Hoffman, our Chief Executive Officer, transferred all beneficial and legal ownership to PLC of all of their interests in (i) 12 completed films, eight of which were co-produced through a joint venture between SAPL and Fireworks Pictures Inc., and four of which were produced by CineVisions, a predecessor of SAP, and (ii) the rights to certain development projects then owned by SAP, all for our common stock. The four motion pictures produced by CineVisions are now owned by our affiliate SFF except 9 ½ Weeks II for which we have lost all distribution rights. The remaining three films are: Johnny Mnemonic, Never Talk to Strangers, and Shattered Image. One development property transferred by SAP remains under active development by us; the motion picture rights to the published novel Neuromancer and screenplays based on that novel. SAP, its predecessor CineVisions, and SAPL were founded by our Chief Executive Officer and Director, Peter Hoffman, to produce and license for distribution independent motion pictures, as well as to provide consulting and financing services within the motion picture industry. SAP was incorporated on October 1, 2002 and assumed all the assets and liabilities of CineVisions, which had been incorporated in May, 1992.

Production Activities of Our Predecessors

No production activities were undertaken by us until January 1, 2005 and all the production activities prior to that date were engaged by our predecessors CineVisions, SAPL and SAP. All our production activities after January 1, 2005 were under our direction. All the films discussed below were produced or co-produced by our predecessors and were distributed by our predecessors. The Hustle and A Shot at Glory were only distributed by our predecessors and were not produced by our predecessors.

Films Produced and Distributed from 1994-1998

Between 1996 and 1998, our predecessor CineVisions produced and licensed the distribution rights for Johnny Mnemonic, Never Talk To Strangers, 9 ½ Weeks II, and Shattered Image, which were assigned to us by SAP. CineVisions assigned all rights to distribute these films to SAP, which in turn all such rights to us. Subsequently, all rights to 9 ½ Weeks II were assigned by court order to a third-party in final judgment. We own the copyright to the other motion pictures either directly or through grants of all rights in perpetuity, through an affiliate.

Films Produced and Acquired by SAPL and Fireworks

In 1998, SAPL entered into a joint venture agreement for the production and distribution of motion pictures with Fireworks. Fireworks is a subsidiary of CanWest Global Entertainment, Inc., a large diversified Canadian media company. Pursuant to that joint venture, Fireworks and SAPL produced, acquired and distributed 11 motion pictures (the “Fireworks Pictures”), one of which was returned to the owner and two of which are among the motion pictures now owned by us, Shot at Glory and The Hustle. All SAP’s interest in the Fireworks Pictures were assigned to us in 2004 by SAP, which is the subject of the copyright infringement litigation as discussed in Management’s Discussion And Analysis of Financial Condition and Results of Operations – Legal Proceedings.

Through SAPL, Mr. Hoffman produced and acquired Fireworks Rules of Engagement, Onegin, The Believer, Who Is Cletis Tout and American Rhapsody. These motion pictures are the subject of copyright infringement and contract claims that we, together with SAP and SAFE, have brought against Fireworks and Content Film. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceeding. In particular, in these proceedings, we now claim based on assignment from SAP ownership of the following:

a).	All copyright and distribution rights to American Rhapsody and Who Is Cletis Tout.
b).	All international distribution rights to Onegin and The Believer.
c).	All distribution rights outside the United States and Canada to Rules of Engagement.

Films Co-Financed by SAPL

SAPL, co-financed three motion pictures in conjunction with Fireworks and Paramount. Of these motion pictures, we claim that one of them, Rules of Engagement, was transferred to us by SAP in 2004. As set out below, this motion picture is the subject of copyright infringement and contract claims that we, together with SAP and SAFE, have brought against Fireworks and Content Film. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.

We have since January 1, 2005 produced the following motion pictures:

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

American Summer aka	Director:	J.B. Rogers	06/08	9/11	n/a
The Pool Boys (CR)	Cast:	Matthew Lillard
(All Territories)		Effren Ramirez

Autopsy (CR)	Director:	Adam Gierasch	06/08	1/09	n/a
(All Territories)	Cast:	Robert Patrick

Deal (CR)	Writer:	Gil Cates, Jr.	03/07	04/08	n/a
(All Territories)		& Marc Weinstock
	Director:	Gil Cates, Jr.
	Cast:	Burt Reynolds
Bret Harrison
Shannon Elizabeth
Jennifer Tilly

Knife Edge	Director:	Anthony Hickox	06/08	03/10	3/23/2031
	Cast:	Joan Plowright
Natalie Press
(All Territories)

Night of the Demons (CR)	Director:	Adam Gierasch	06/09	10/10	n/a
	Cast:	Shannon Elizabeth
(All Territories)		Edward Furlong
Diora Baird

Nine Miles Down (CR)	Director:	Anthony Waller	06/09	07/12	n/a
	Cast:	Adrian Paul
(All Territories)		Kate Nauta

Noise aka	Writer/Director:	Henry Bean	03/07	05/08	n/a
The Rectifier	Cast:	Tim Robbins
(CR)		William Hurt
(All Territories)		Bridget Moynahan
William Baldwin

Pool Hall Prophets aka	Writer/Director:	Keoni Waxman	09/05	12/05	n/a
Shooting Gallery
(CR)	Cast:	Freddie Prinze, Jr.
(All Territories)		Ving Rhames

Schism (CR)	Writer / Director:	Adam Gierasch	09/12	scheduled 10/12
	Cast:	Callum Blue
Vinnie Jones
(All Territories )
Films Acquired by Us

We have acquired certain distribution rights to the following motion pictures since January 1, 2005

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

Back In The Day	Writer:	Michael Raffanello	03/05	05/05	11/11/2019
(All International Territories)	Director:	James Hunter
	Cast:	Ving Rhames
Ja Rule

Boo (1)	Writer/Director:	Anthony C. Ferrante	03/05	10/05	5/14/2008
(All International Territories)	Cast:	Trish Cohen
Happy Mahaney

A Broken Life	Writers:	Neil Coombs, Anna Lee	06/08	09/08	10/26/2026
(All International Territories)		& Grace Kosaka
	Directors:	Neil Coombs
	Cast:	Tom Sizemore
Ving Rhames
Grace Kosaka
Saul Rubinek

Captivity	Writer:	Larry Cohen	03/06	07/07	5/10/2008
(All International Territories)	Director:	Roland Joffe
	Cast:	Elisha Cuthbert

Cemetery Gates (1)	Writer:	Brian Patrick O’Tolle	03/05	05/06	4/4/2020
(All International Territories)	Director:	Roy Knyrim
	Cast:	Reggie Bannister

Drunkboat	Writer:	Bob Meyer & Randy Buescher	12/08	07/12	4/28/2011
(All Territories)	Director:	Bob Meyer
	Cast:	John Malkovich
John Goodman
Dana Delaney

Gettin’ It	Writer/Director:	Nick Gaitatjis	12/06	08/07	4/4/2017
(All Territories)	Cast:	Jessica Canseco
Patrick Censoplano
Cheryl Dent
Sandra Staggs

Hades aka	Director:	Gabriel Bologna	5/09	04/10	10/26/2027
The Black Waters of Echo Pond	Cast:	Robert Patrick
(All International		Danielle Harris
Territories)

Men Don’t Lie	Director:	Jane Spencer	not yet scheduled	not yet scheduled
(All Territories)	Cast:	Michael Madsen
Elle Travis

The Mesmerist	Writers:	Ron Marasco	06/02	09/02	n/a
(All International Territories)		& Michael Goorjian
	Director:	Gil Cates, Jr.
	Cast:	Neil Patrick Harris
Jessica Capshaw

Mirror Wars	Writers:	Alex Kustanovich	11/06	07/07	2/3/2011
(All International Territories)		& Oleg Kapanets
	Director:	Vasily Chiginsky
	Cast:	Armand Assante
Malcolm McDowell
Rutger Hauer

+ Popstar	Writer:	Timothy Barton	03/05	11/05	10/19/2014
(All International Territories)	Director:	Richard Gabai
	Cast:	Aaron Carter
Alana Austin

Radio Free Albemuth	Writer/Director:	John Alan Simon	6/10	NA	6/25
(International Territories)	Cast:	Alanis Morissette

+ Red Riding Hood	Writer:	Timothy Dolan	03/06	06/06	5/2/2015
(All International Territories excl Indonesia, Israel, Japan, Latin American Satellite TV, Mexico, Middle East, Pan Asian Satellite TV, Portugal, Russia, Slovenia/Croatia, Thailand, Turkey)	Director:	Randall Kleiser
	Cast:	Lainie Kazan
Morgan Thompson

+ Supercross	Writer:	Ken Solarz	08/05	5/25/2019
(All International Territories)	Director:	Steve Boyum
	Cast:	Sophia Bush
Steve Howey
Cameron Richardson

The Wedding Chest	Writer:	Ekaterina Tirdatova	3/08	not yet scheduled	10/4/2021
(All International	Director:	Nurbek Egen
Territories excluding	Cast:	Natasha Regnier
Russia, Germany and France)		Bolot Tentimyshov

Our Business Strategy

Our current business strategy is:

●
To finance, produce and distribute two to four motion pictures in-house per year with budgets of between $2 million and $15 million each. As previously stated, certain of these pictures will receive only a limited theatrical release while others will be released more widely.

●
To acquire and distribute sound recordings throughout the world, both as singles .and albums of both established and new recording artists. We except to release 3 – 4 albums per calendar year, including albums by the established urban artists DMX and Bone Thugs-N-Harmony

●
To supplement our core strategy by producing an occasional higher cost motion picture (production budgets of $30 - $60 million). We will seek to co-produce such projects with a major studio to guarantee a studio-wide release and obtain a commitment to cover a portion or all of P&A Costs.

●
To opportunistically acquire distribution rights to an additional two to five motion pictures produced by others, each year, for distribution in theatrical, video and television markets, as an agent, for a 15%-20% fee.

●	To maximize our current use of tax-preferred financing structures around the world to fund our motion picture productions.

●
To continue to reduce our financial risk on motion pictures we produce in-house by licensing certain rights to distributors prior to and during production, although we recognize that, particularly in the last year, the licensing market has become more difficult to access as a film financing tool.

●
To increase our share of distribution revenues by entering into partnerships with theatrical and video distributors, to gain more control over the distribution of our motion pictures and to obtain a greater share of the revenues from distribution of our motion pictures.

●
To scale our business over time by modestly increasing the number of pictures we develop and produce in-house as well as by more aggressively seeking to acquire for distribution motion pictures produced by third parties.

We believe that this is a particularly opportune time to be producing and distributing moderately priced motion pictures as, according to their public announcements, the major studios plan on reducing the number of pictures that they finance and distribute, preferring instead to concentrate resources on a limited number of high-priced, “franchise” productions. In addition, we believe that certain of the most successful independent motion picture companies have either been acquired or are focusing on higher budget films. We believe that these factors will attract exceptional levels of both talent and projects for lower budget motion pictures and independent film companies such as Seven Arts.

We do not yet have firm commitment for the financing and production of the six motion picture projects described on page one of this prospectus. We have no assurance that we will be able to finance production of these motion pictures but expect to do so within the next 18 months. In each case are currently negotiating financing and distribution arrangements but none are complete.

Our Competitive Strength

Our competitive strengths include:

●	The experience of our management and our relationships with independent motion picture distributors.

●	Our relationships with “key talent” and with independent motion picture distributors around the world.

●	Our expertise in structuring tax-preferred financings.

Production

Since 1996, we and our predecessors have developed, financed, produced, and licensed 16 motion pictures, primarily with budgets in range of $2 million to $15 million, for domestic and international markets. Most of our pictures have either received only limited theatrical releases or were released directly to post-theatrical markets, primarily DVD. We may produce the occasional higher cost motion picture (production budgets of $30 - $60 million), and if we do so, we will most likely choose to co-produce any such project with a major studio if they guarantee a studio-wide release and provide a commitment to cover a portion or all of P&A costs or with one or more other independent production companies. The number of pictures that we are able to produce and the size of the budget of those films depend upon the funds available to us.

We receive between 50 and 100 submissions of potential film projects or completed films every year, which generally include a “package” of a screenplay and certain talent elements (e.g. producer, director and cast). In certain limited cases, we will arrange for the creation of a screenplay and the “packaging” of creative elements. We commission independent production budgets of certain projects to evaluate the project's suitability for production or distribution. The pictures we produce are selected according to several key criteria formulated to maximize the profit potential of our films, including the potential to license the worldwide distribution rights to the film for an amount greater than the projected production budget (e.g. a minimum profit margin of at least 20%), the potential for the film to be widely accepted as a “quality” or “good” film, whether the key creative talent, including directors and two most prominent cast members, are likely to be both responsible and artistically gifted in creating the motion picture. There are no “rules” or specific strategic limitations on our choice of motion pictures to produce. The decision to move forward with a project is our Chief Executive Officer’s decision based on highly subjective factors. However, we believe that the vast experience of our management team is critical to this decision-making process. We will, however, only consider a motion picture with a production cost in excess of $15,000,000 if we are able to manage the risks of production through “pre-sales” or equity contribution to production of that picture. Over the past five years, Louisiana has become a popular destination for the production of motion pictures due to very favorable tax incentives. Since 2005, we have produced five motion pictures under the Louisiana Motion Picture Incentive Act (the “Louisiana Incentives”), which provides substantial transferable tax credits for film production activities in Louisiana accredited to us whether we produce or acquire a motion picture. The Louisiana Incentives provide generally that the producer will receive both a 25% (now 30%) transferable investment tax credit on all film expenditures on Louisiana vendors and a 10% (now 5%) transferable labor tax credit on all expenditures for labor performed in Louisiana by Louisiana residents. We generally obtain loans during production of a motion picture in Louisiana secured by these tax credits after a “pre-certification” by the Louisiana Film Office that the applicable motion picture qualifies for the Louisiana Incentives. We are then able to transfer these tax credits at a discount to third parties upon completion of the motion picture, audit by independent accountants of the applicable expenditures and “certification” by the Louisiana Film Office of tax credits payable based on the audited expenditures. We use the proceeds from the transfer of the tax credits to third parties to repay the loan secured by the tax credits, at which time the lender releases its security interest in the tax credits.

We are able to obtain similar refundable (but not transferable) tax credits arising from film production expenditures in the United Kingdom, Canada, Ireland, Italy and Hungary which offer refundable tax credits for production expenditures in each of their territories.

807 Esplanade

In 2007, SAPLA, an entity controlled by Mr. Hoffman’s wife, acquired real property in New Orleans, Louisiana for development by us as a production and post- production facility for motion pictures in Louisiana.   We have a 30-year lease on this property, which reverts to SAPLA if we elect to cease operation of the property as a production/post-production facility.  The post-production facility in Louisiana commenced operations in July 2012.   We anticipate that this facility will be leased to our motion picture productions in Louisiana and to other motion picture productions produced by unrelated parties. In accordance with the Intercompany Agreements any and all such engagements with the Company will provide no profit to our affiliates and we will pay only out of pocket costs incurred by our affiliates with no mark-up.

SAPLA secured a credit facility in the aggregate principal amount of $3,700,000, which has been used to acquire and begin the improvements on the property. This credit facility carries an annual interest rate of 2% plus the Prime Rate as published in The Wall Street Journal. We have guaranteed the amounts that SAPLA borrows under this facility and no additional consideration is provided for this guarantee beyond the existing agreement between SAPLA and us.

We entered into a new financing agreement with Palm Finance (“Palm”) in November, 2010 to refinance the existing indebtedness secured by our production and post- production facility in New Orleans, Louisiana under which Palm has acquired the existing credit facility of $3,700,000 plus accrued interest of our affiliate SAPLA for $1,000,000 (plus a contingent sum of $750,000 contingent on receipt of the tax credits by SAPLA) and agreed to advance an additional $1,850,000 to complete renovation and construction of this facility. Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the property.

We do not anticipate the use of any material amount of our working capital to complete and operate this facility, and we expect to realize substantial film production, film infrastructure, historic rehabilitation and other state and federal tax credits and other tax incentives from the acquisition, renovation, and operation of this property as a post- production facility.

SAPLA has filed for historical rehabilitation tax credits available from the United States (26%) and Louisiana (25%) on approximately $9,500,000 of historical rehabilitation expenses paid in connection with the renovation of  the building and property at 807 Esplanade Avenue in New Orleans, Louisiana (the “Property”) and reflected in a compilation of expenses by an independent accounting firm. SAPLA has filed the Part I application for historic rehabilitation credits and has received the Part II and Part III approvals from the United States Department of Parks with respect to the Property.  SAPLA will allocate the Federal historic rehabilitation credits to investors in its lessee, 807 Esplanade Ave. MT LLC (“MT”), and receive cash or reduction in indebtedness as a result of such allocation. SAPLA will assign the Louisiana historic rehabilitation for cash.

SAPLA has also filed for Louisiana film infrastructure tax credits (40%) on all of its investment of approximately $11,500,000 in connection with the Property to date, as reflected in an audit report of an independent accounting firm (which also includes audits of all rehabilitation expenses). SAPLA has approval from Louisiana that the Property is a certified state film infrastructure project and SAFELA, as lessee of MT, is now operating a production and post-production facility at the Property.
Louisiana has certified approximately $6,500,000 of film infrastructure expenditure, the tax credits accruing on which SAPLA will assign for cash, with the remaining expenses remaining under consideration by the Louisiana Department of Economic Development (“LED”). SAPLA has received no objections to any of its film rehabilitation expenses from LED as reflected in the audit report submitted to LEDF on July 2, 2012. Under a published Opinion of the Attorney General of Louisiana, the Louisiana tax credits vest upon certification as a film infrastructure project which occurred in 2008. Revenue is not recognized until the required audit or compilation of the qualified expenditures is available to the submitted to the appropriate agency.  The reserve established by the Company against the revenue to be received from SAPLA from disposition of the tax credits reflects potential discounts on the assignment of credits for cash and any potential reduction in the amount of expenses that may be subject to credits by objection of any Federal or Louisiana agency, even though the Company has at present no reason to believe there will be any such reductions

Licensing of Distribution Rights

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

Finance

We create a separate finance plan for each motion picture we produce. Accordingly, the sources of the funds for production of each motion picture vary according to each finance plan. We utilize financing based on state and foreign country tax credits (e.g., Louisiana, United Kingdom and Hungary) and direct subsidies), “mezzanine” or “gap” funds, which are senior to our equity, and senior secured financing with commercial banks or private lenders, together in certain cases with a limited investment from us, which is customarily less than 10% of the production budget. Since each finance plan is unique to each motion picture, we cannot generalize as to the amount we will utilize any of these sources of funds for a particular motion picture. We generally obtain some advances or guarantees prior to commitment to production of a motion picture project, but those amounts may not be substantial on smaller budgeted motion picture (e.g., under $10,000,000), and in certain cases we have committed to production with an insubstantial amount of advances and guarantees. Unless we can manage the risks of production through the use of these financing techniques, we will not likely commit to production of larger budget motion pictures (e.g., over $15,000,000), and we have never in the past committed to such productions, without substantial advances or guarantees from third-party distributors, or the equivalent in “non-recourse” financings.

Motion Picture Library

In total we and our predecessors have produced or acquired interests in the following motion pictures to date described below in the table. We own (directly or through grants of all rights in perpetuity of at least theatrical, video, and television rights) either (a) the copyright to each picture designated as “CR” in the table below, or (b) distribution rights in the markets in which we operate for territories outside the United States and Canada (i.e., “International Territory”) or for the territories designated in the table, for no less than 15 years. Historically, in any financial period a small number of motion pictures have accounted for the vast majority of our revenues generated from our motion picture library.

We have lost the right to manage twelve motion pictures (designated “+” in the table below) as a result of the exercise by the Arrowhead Target Fund of its rights under the Arrowhead Loan described above at “Risk Factors”. As a result, Arrowhead is collecting all sums receivable with respect to these motion pictures and all interest in and receivables from these motion pictures has been removed from our financial statements effective June 30, 2009, but Arrowhead has not foreclosed on the copyright and distribution rights of our affiliate in these twelve motion pictures.

For purposes of this table, “Delivery Date” refers to the date the applicable motion pictures is completed and available for delivery to distributors. The “1st US release” is the date on which the film is first released in any medium (e.g. theatrical, video, television) in the United States.

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

American Summer aka	Director:	J.B. Rogers	06/08	9/11	n/a
The Pool Boys (CR)	Cast:	Matthew Lillard
(All Territories)		Effren Ramirez

+Asylum (CR)	Writer:	Patrick Marber	05/04	08/05	n/a
(All Territories)	Director:	David MacKenzie
Ian McKellan
	Cast:	Natasha Richardson

Autopsy (CR)	Director:	Adam Gierasch	06/08	1/09	n/a
(All Territories)	Cast:	Robert Patrick

Back In The Day	Writer:	Michael Raffanello	03/05	05/05	11/11/2019
(All International Territories)	Director:	James Hunter
	Cast:	Ving Rhames
Ja Rule

Boo (1)	Writer/Director:	Anthony C. Ferrante	03/05	10/05	5/14/2008
(All International Territories)	Cast:	Trish Cohen
Happy Mahaney

A Broken Life	Writers:	Neil Coombs, Anna Lee	06/08	09/08	10/26/2026
(All International Territories)		& Grace Kosaka
	Directors:	Neil Coombs
	Cast:	Tom Sizemore
Ving Rhames
Grace Kosaka
Saul Rubinek

Captivity	Writer:	Larry Cohen	03/06	07/07	5/10/2008
(All International Territories)	Director:	Roland Joffe
	Cast:	Elisha Cuthbert

Cemetery Gates (1)	Writer:	Brian Patrick O’Tolle	03/05	05/06	4/4/2020
(All International Territories)	Director:	Roy Knyrim
	Cast:	Reggie Bannister

Deal (CR)	Writer:	Gil Cates, Jr.	03/07	04/08	n/a
(All Territories)		& Marc Weinstock
	Director:	Gil Cates, Jr.
	Cast:	Burt Reynolds
Bret Harrison
Shannon Elizabeth
Jennifer Tilly

Drunkboat	Writer:	Bob Meyer & Randy Buescher	12/08	not yet scheduled	4/28/2011
(All Territories)	Director:	Bob Meyer
	Cast:	John Malkovich
John Goodman
Dana Delaney

Gettin’ It	Writer/Director:	Nick Gaitatjis	12/06	08/07	4/4/2017
(All Territories)	Cast:	Jessica Canseco
Patrick Censoplano
Cheryl Dent
Sandra Staggs

Hades aka	Director:	Gabriel Bologna	5/09	04/10	10/26/2027
The Black Waters of Echo Pond	Cast:	Robert Patrick
(All International Territories)		Danielle Harris

+ The Hustle	Writers:	David Howard	10/02	12/02	n/a
(CR)		& Michael Capellupo
(All Territories except Germany and Canada)	Director:	Stuart Cooper
	Cast:	Bobbie Phillips
Robert Wagner

+ I’ll Sleep When	Writer:	Trevor Preston	06/04	06/04	n/a
I’m Dead (CR) (1)	Director:	Mike Hodges
(All International Territories)	Cast:	Clive Owen
Malcolm McDowell
Jonathan Rhys Meyers

+ Johnny Mnemonic	Writer:	William Gibson	12/94	05/95	n/a
(CR)	Director:	Robert Longo
(All Territories)	Cast:	Keanu Reeves
Dolph Lundgren

Knife Edge	Director:	Anthony Hickox	06/08	03/10	3/23/2031
	Cast:	Joan Plowright
(All Territories)		Natalie Press

Men Don’t Lie	Director:	Jane Spencer	not yet scheduled	not yet scheduled
(All Territories)	Cast:	Michael Madsen
Elle Travis

The Mesmerist	Writers:	Ron Marasco	06/02	09/02	n/a
(All International Territories)		& Michael Goorjian
	Director:	Gil Cates, Jr.
	Cast:	Neil Patrick Harris
Jessica Capshaw

Mirror Wars	Writers:	Alex Kustanovich	11/06	07/07	2/3/2011
(All International Territories)		& Oleg Kapanets
	Director:	Vasily Chiginsky
	Cast:	Armand Assante
Malcolm McDowell
Rutger Hauer

+ Never Talk To Strangers	Writers:	Lewis A. Green	09/95	10/95	n/a
(CR) (1)		& Jordan Rush
(All Territories)	Director:	Peter Hall
	Cast:	Antonio Banderas
Rebecca DeMornay

Night of the Demons (CR)	Director: Cast:	Adam Gierasch Shannon Elizabeth	06/09	10/10	n/a
(All Territories)		Edward Furlong
Diora Baird

Nine Miles Down (CR)	Director: Cast:	Anthony Waller Adrian Paul	06/09	not yet scheduled	n/a
(All Territories)		Kate Nauta

Noise aka	Writer/Director:	Henry Bean	03/07	05/08	n/a
The Rectifier	Cast:	Tim Robbins
(CR)		William Hurt
(All Territories)		Bridget Moynahan
William Baldwin

+ No Good Deed (CR)	Writer:	Christopher Canaan	05/02	09/03	n/a
(All Territories)		& Steve Banancik
	Director:	Bob Rafelson
	Cast:	Samuel L. Jackson
Milla Jovovich

Pool Hall Prophets aka	Writer/Director:	Keoni Waxman	09/05	12/05	n/a
Shooting Gallery
(CR)	Cast:	Freddie Prinze, Jr.
(All Territories)		Ving Rhames

+ Popstar	Writer:	Timothy Barton	03/05	11/05	10/19/2014
(All International Territories)	Director:	Richard Gabai
	Cast:	Aaron Carter
Alana Austin

Radio Free Albemuth	Writer/Director:	John Alan Simon	6/10	NA	6/25
(International Territories)	Cast:	Alanis Morissette

+ Red Riding Hood	Writer:	Timothy Dolan	03/06	06/06	5/2/2015
(All International Territories excl Indonesia, Israel, Japan, Latin American Satellite TV, Mexico, Middle East, Pan Asian Satellite TV, Portugal, Russia, Slovenia/Croatia, Thailand, Turkey)	Director:	Randall Kleiser
	Cast:	Lainie Kazan

Schism (RR) (All territories)	Writer/ Director	Adam Gierasch Callum Blue Vinnie Jones
+ Shattered Image	Writer:	Duane Poole	06/98	12/98	n/a
(CR) (1)	Director:	Raul Ruiz
(All Territories)	Cast:	William Baldwin
Anne Parillaud

+ A Shot At Glory	Writer:	Denis O’Neill	01/02	05/02	9/30/2016
(All International Territories)	Director:	Michael Corrente
	Cast:	Robert Duvall
Michael Keaton

+ Stander (CR)	Writer:	Bima Stagg	10/03	08/04	n/a
(All Territories)	Director:	Bronwen Hughes
	Cast:	Thomas Jane
Deborah Unger

+ Supercross	Writer:	Ken Solarz	08/05	5/25/2019
(All International Territories)	Director:	Steve Boyum
	Cast:	Sophia Bush
Steve Howey
Cameron Richardson

The Wedding Chest	Writer:	Ekaterina Tirdatova	3/08	not yet scheduled	10/4/2021
(All International	Director:	Nurbek Egen
Territories excluding	Cast:	Natasha Regnier
Russia, Germany and France)		Bolot Tentimyshov

(1) Indicates a motion picture for which we do not own the distribution rights in the United States and Canada.

OUR RECORDED MUSIC BUSINESS

We entered the business of production, acquisition, marketing and sale of pre-recorded music in February 2012 by acquisition of music assets of Mr Michery and 100% of the stock of BJM. SAM’s pre-recorded music products will include releases of the new musical performances of recording artists, as well as compilations featuring various artists or repackaged releases of previously recorded music from our master music catalog and derived from licenses of music masters from third-parties.

We currently own a music catalog with 52 DMX masters, and intend to add to the music catalog through strategic and complementary acquisitions, licensing agreements, and by executing recording agreements with artists, production companies and other record labels with new recordings.

We will enter into rights acquisition, licensing, distribution and recording agreements (“Recording Agreements”) with artists, third-party record labels and production companies (“Artists”) to provide master recordings that have not been previously released for sale to consumers (“New Masters”). Through each Recording Agreement, we will acquire the worldwide copyright and exclusive right to distribute and license music products derived from the New Masters that will be recorded and produced by the Artists, during the term of the Recording Agreement or any extension thereof. We will also acquire the exclusive right to record and market all New Masters of the recording artist(s) featured on any and all New Masters recorded by the Artists during the term of the Recording Agreements. We will also have the right to extend the term of the Recording Agreement through the exercise of multiple options pursuant to the terms of the Recording Agreements. We currently have recording agreements with the established urban artist DMX (two albums) and Bone Thugs-N-Harmony (five albums)

Most of our Recording Agreements will have an initial term and will usually have up separate, consecutive, irrevocable options, to renew the term for additional periods, at our sole discretion. As a condition of the initial term, and prior to exercising each option, we will be required to pay recoupable advances to the label.

Pursuant to each Recording Agreement, each label will agree to deliver one or more New Masters to us during the term of the Recording Agreement. Each New Master will be required to contain at least 12 newly recorded compositions of the featured recording artist(s), having an aggregate playing time of no less than 40 minutes (“Album”), and must be complete and satisfactory to us, in our management’s sole discretion.

If an Album is satisfactory to us, we will market and advertise the consumer release of the Album, and after the Label's delivery of an Album to us, we will commercially release the Album in the United States and Canada.

Whether or when an Album is commercially released to consumers is within our sole discretion. We will determine the actual amount of money spent marketing an Album.

Depending upon the initial success of any single, we will advance to the label the costs to film and produce a music video featuring the single song selected by us. Pursuant to the terms of the Recording Agreement, we have the right to supervise and approve all elements of the music video. Once an acceptable music video is completed, we will use our efforts and pay third-party promoters to secure airplay of the music video on regional and national music video shows, as part of our marketing of the particular Album.
The marketing expenses we spend on any Album are variable, because the actual amount of expenditures for each Album will depend upon our management’s business judgment and discretion, about the commercial success (or lack thereof) of any Album, or the effectiveness of any Album’s marketing. At any point, we can elect to continue to or discontinue spending money to market any individual Album. If the Album realizes commercial success in the United States and Canada, the Album will be released in foreign territories.

Depending upon the terms of each Recording Agreement, we will pay each label royalties from the net profits we actually receive from the sale of music products delivered during the term of the Recording Agreement. According to the terms of each Recording Agreement, we will only be required to pay royalties to a label after we recoup all advances (we make to or on behalf of the label) from label’s percentage of net sales of all music products derived from the New Master(s) delivered by the subject label.

Distribution Agreement

On February 23, 2012, we entered into an Exclusive Manufacturing and Distribution Agreement (“Domestic Distribution Agreement”) with Fontana Records, a division of In Grooves, Inc. (“Fontana”). Pursuant to this Agreement, Fontana will sell our music products, including compact discs, cassettes, and digital versatile discs (DVD) to consumers mainly through retailers and wholesalers in the United States and Canada. During the term of the Domestic Distribution Agreement, Fontana will be our exclusive manufacturer and distributor, through every distribution channel of recorded music in the United States and Canada. Fontana will also exclusively handle all of our on-line sales during the term of the Domestic Distribution Agreement.

In addition to distributing and selling our products, Fontana will supervise and advance the costs of all of our manufacturing, and will warehouse all of our inventory. The Domestic Distribution Agreement became effective February 23, 2012 and will continue until February 23, 2015. Fontana has the right to extend the term of the Domestic Distribution Agreement for an additional two years, until February 23, 2017.

For each separate title of music products released, our management, along with Fontana shall determine the applicable wholesale price per unit.

Under the Distribution Agreement, we are responsible for all recording costs and rights acquisition costs in securing all intellectual property rights and licenses necessary to allow us to sell records. We will be responsible for paying all marketing and promotion costs for each Album title that it releases commercially, and will be responsible to pay artist royalties and royalties related to all licenses related to the exploitation of the Album and its content.

Foreign License Agreement

We are actively seeking international distribution partners.  We have licensed all international rights to the first DMX album “Undisputed” to Fontana, excluding Germany, Austria and Switzerland.

Sales of Compact Discs

Our rights to new master recordings will be embodied in Recording Agreement with recording artists and production companies. In each Recording Agreement, we acquire the exclusive worldwide copyright and right to manufacture, distribute and license products derived from the new master’s recordings created by those recording artists.

As consideration for the rights granted to us, upon execution of most Recording Agreements, we will pay advances to the recording artists and production companies that produce the music master recordings that will be marketed and distributed by us. Each advance and a substantial proportion of our marketing expenditures will be recouped from the portion of net sales attributed to the recording artists and production companies. We will not be obligated to pay any royalties from those sales until the recording artists or the film production’s account is fully recouped.

Concurrent with a recording artist delivering a finished master, we will submit the property to Fontana for manufacturing and distribution, and we initiate our marketing efforts, directed initially at the North American (United States and Canadian) commercial release of the subject consumer entertainment product. Foreign sales of the products will lag behind domestic sales, by up to a year.

Manufacturing, Distribution, Marketing and Sales

For each separate title of music products released our management, along with Fontana, will determine the applicable wholesale price per unit for each product. For retail products selling between $12.99 and $22.98, the wholesale prices per unit range between $7.79 and $13.79.

For digital consumer sales in the United States and Canada, Fontana shall be entitled to a licensing fee equal to fifteen percent (15%) of Seven Arts’ Net Licensing Billings. According to the Domestic Distribution Agreement, Net Licensing Billings mean royalties or flat payments received by Fontana, on Seven Arts’ behalf, attributed to sales, other than sales through normal retail channels.

For each product that we elect to release commercially, we will be responsible for marketing and advertising the product. Prior to the artist’s or production company’s final deliver of its master, Seven Arts’ management will prepare a marketing plan each product.

Our management will determine the actual amount of money spent marketing any new product. Our typical marketing budget per product will be approximately $300,000 (additional marketing costs referred to as co-op, will be advanced by Fontana), the co-op marketing budget will be advanced by Fontana (in the form of co-op advertising, free goods, artwork and point of purchase displays for retail promotion), and Fontana will deduct those costs from Seven Arts’ net sales.

Our actual total marketing expenditures for any product is within management’s business judgment and discretion. Depending on management’s judgment about the commercial success (or lack thereof) of any of its product or the effectiveness of its marketing effort, will determine whether Seven Arts will continue or discontinue marketing the product.

If the Album realizes commercial success in the United States and Canada, approximately one (1) year after its initial release in the United States and Canada, the Album will be released in major foreign territories, such as the United Kingdom, Japan, Australia, Germany, and France.

ITEM 1A. RISK FACTORS.

RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision with regard to our securities. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our success depends on certain key employees.

Our success depends to a significant extent on the performance of a number of senior management and other key employees, including production and creative personnel. We particularly depend upon our Chief Executive Officer, Peter Hoffman, whose employment agreement grants him the right, as long as he is employed by us, to approve or control all artistic and business decisions regarding motion pictures that we acquire, produce or distribute. As a result, our success depends to a significant extent on Mr. Hoffman’s creative and business decisions regarding the motion pictures we acquire, produce and distribute.

We do not have “key person” insurance on the lives of any of our officers or directors. We have entered into employment agreements with our top executive officers. These agreements entitle us to possible injunctive relief for breach of the agreements. These agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, results of operations and financial condition.

Our interests may conflict with those of our Chief Executive Officer.

We previously had entered into a series of agreements with Mr. Hoffman, and his affiliated companies that may have resulted in our interests differing from theirs (see “Certain Related Transactions”). These arrangements ceased on December 31, 2011. One of these agreements concerns a financing arrangement, in an aggregate amount of $7,500,000, that we entered into with Cheyne Specialty Finance Fund L.P. (“Cheyne”) for the production of our movies, which has been secured with (i) six of our motion pictures and (ii) 4,591 of our shares of common stock beneficially owned by Mr. Hoffman through Seven Arts Pictures Inc. (“SAP”). Upon repayment of $6,500,000, the senior debt (“Cheyne loan”) was acquired by Seven Arts Filmed Entertainment Limited (“SAFE”) in April 2008. Mr. Hoffman believes that the 4,591 pledged shares were released, and the pledged shares were not passed on to the $1,000,000 subordinated noteholder, Arrowhead Consulting Group Limited. Our satisfaction of our debts to Cheyne may provide divergent benefits to us and to Mr. Hoffman, in that Mr. Hoffman claims a full release from this pledge of our common stock by SAP. Other agreements that we have entered into with Mr. Hoffman and his affiliates that may result in conflicts of interest include his employment agreement and limited liability companies in the United States for motion pictures produced prior to December 31, 2010 with all distribution rights and profits thereof for our account and provide other services for our account and according to which SAP has assigned to us any results and proceeds arising from services performed by SAP on our behalf. See “Certain Related Transactions.”

We have several transactions with affiliates controlled by our Chief Executive Officer that may provide benefits to him.

Certain of our affiliates, controlled by Mr. Hoffman, are entitled to be reimbursed by us for general overhead incurred by each to conduct business for us in amounts approved by us and then to be reimbursed for certain third-party costs on motion pictures controlled by us and to be indemnified for loss costs or damages arising from the conduct of business on our behalf if approved by us. These agreements terminated on December 31, 2011.

We have the right and exercise the right to control through our management all material decisions of all affiliates controlled by Mr. Hoffman to the extent such decisions have any material effect on our results of operations.

Our failure to repay obligations under the Arrowhead Loan and Cheyne Loan has resulted in the loss of control of assets that we pledged Seven Arts Future Flow I (“SFF”), a limited liability company owned by SAP now owned by PLC (in liquidation). , obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”). The Group secured the Arrowhead Loan with liens on 12 motion pictures that generated final revenues for the Group of $820,026 in the year ended June 30, 2009 and $2,739,800 in the year ended March 31, 2008. The Arrowhead Loan had been recorded in our audited financial statements as an $8,300,000 liability as of June 30, 2008. Although the loan is secured by certain assets of SFF, the Group is not required to repay the Arrowhead Loan from any of our other assets or revenues. We made certain representation regarding ownership of these twelve motion pictures and agreed to continue to license these twelve motion pictures, collect money received therefrom and to deposit such collections in a designated bank account.

The Arrowhead Loan was due on February 15, 2009, and SFF did not pay the outstanding principal and interest due thereon. Arrowhead had the right to foreclose on the pledged film assets, but has not done so. SFF has, however; received a default notice to that effect, and, as a result, Arrowhead is now collecting directly all sums receivable from us with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures, with the result that we no longer control the licensing of these motion pictures. Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of our rights to twelve motion pictures and related loss of revenues in amounts that are difficult to predict. Arrowhead continues to have the right to foreclose on the twelve motion pictures, which are Asylum, The Hustler, I’ll Sleep When I’m Dead, Johnny Mnemonic, Never Talk to Strangers, No Good Deed, Popstar, Red Riding Hood, Shattered Image, A Shot At Glory, Stander, and Supercross. As a result of the foregoing, we have removed all investment in and receivables relating to the twelve motion pictures pledged to Arrowhead as assets and have removed all limited recourse indebtedness related to these motion pictures as liabilities from our consolidated balance sheet for the fiscal year ended June 30, 2009.

Arrowhead filed an action on September 22, 2010 which seeks recovery from the Group of the monies which the Group has retained under its interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead makes substantial additional claims against the Group, Mr. Hoffman and SAP regarding claimed breaches of the terms of the operative agreements, including failure to properly account, failure to turn over materials, failure to remit monies collected, and similar matters. The claims against the Group for these breaches of warranties for damages are $8,300,000 although Arrowhead states no basis for this amount. The Group had moved to dismiss the action against all defendants other than SFF, which is not part of the Group. On August 9, 2011, the New York Supreme Court granted the Group’s motion and dismissed all defendants except Seven Arts Filmed Entertainment Limited in its capacity as a collateral agent, which is not a material element of Arrowhead claim. The Group continues to believe that Arrowhead’s claims against the Group are without substantial merit.

We also obtained financing of an aggregate of approximately $7,500,000 from Arrowhead Consulting Group LLC (“ACG”) for $1,000,000 (“ACG Loan”) and Cheyne for the $6,500,000 Cheyne Loan at a rate of interest of 19% and 18% per annum, respectively. SAP ., one of our affiliates, which was controlled by Mr. Hoffman, our Chief Executive Officer, secured the ACG Loan and the Cheyne Loan with 321,400 (of our ordinary shares beneficially owned by Mr. Hoffman, and we secured the ACG Loan and the Cheyne Loan with liens on six motion pictures that generated cumulative revenues of approximately $2,326,078 as of June 30, 2009, plus a second position security interest in the motion pictures pledged under the Arrowhead Loan. The Cheyne Loan matured on September 30, 2007. A subsidiary of ours acquired the debt from then due to Cheyne, a sum of approximately $6,500,000, on or about April 2008, and received an assignment from Cheyne of their senior secured position on the film assets, including Cheyne’s subordination agreement with ACG. Management believes that the 321,400 pledged shares were released, and the pledged shares were not passed on to the $1,000,000 subordinated noteholder, ACG.

ACG has demanded payment of the ACG Loan of $1,000,000 and has filed suit therefore. The Group is in litigation with the liquidator of ACG regarding the $1,000,000 plus accrued interest as it believes this debt will never be paid due to its subordination to the senior loan. Failure to prevail in this litigation or to repay or refinance the ACG Loan could result in the loss of our rights to six motion pictures.

We face substantial capital requirements and financial risks.

Our business requires substantial investments of capital. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues or tax credits derived from the production of our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from various financing sources. We cannot be certain that we can continue to successfully implement these financing arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. We currently employ a variety of structuring techniques, including debt or equity financing, in efforts to achieve our investment objectives. We cannot be certain that we will be able to negotiate structures that accomplish our objectives. We intend to increase (through internal growth or acquisition) our production slate or our production budgets, and, if we do, we will be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The costs of producing and marketing feature films have steadily increased and may further increase in the future, making it more difficult for a film to generate a profit. The costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and new media for revenue, which may not be sufficient to offset an increase in the cost of motion picture production. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations and financial condition.

Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our motion pictures. Actual motion picture production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production, which may not be available on suitable terms. We cannot assure you that such financing on terms acceptable to us will be available, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

In addition, if a motion picture production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Although none of these events has occurred to us to date, any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

A substantial number of our motion pictures did not generate enough revenue to satisfy financing obligations related to those motion pictures, and our future motion pictures may not generate enough revenue to satisfy obligations entered into to finance their production.

We have obtained financing for most of our motion pictures and secured those financings with the assets from those and other motion pictures. If we are unable to generate sufficient revenues to repay those obligations under the terms of the financings, we lose those motion picture assets and any future revenues that we could derive from those assets. As noted, the revenues of the 12 and 6 motion pictures securing the Arrowhead Loan and the ACG Loan, respectively, have not met our estimates, and, as a result, we have not been able to repay those loans in the periods set out in those loans. If we are unable to amend the terms of those loans or satisfy them otherwise, we could lose those motion picture assets.

Additionally, our net revenues from a certain tax advantaged transaction after accounting for expenses for that transaction were not sufficient to enable us to satisfy a £1,000,000 ($1,651,000 ) convertible debenture from Trafalgar Capital Special Investment Fund (“Trafalgar”) that came due on June 30, 2009, which we had expected to repay from that funding source even though that funding source was not pledged to repay the Trafalgar loan. As a result, we defaulted on a payment of £1,000,000 plus interest to Trafalgar Capital Special Investment Fund in June 2009.

On September 2, 2009 the Group repaid Trafalgar $1,000,000 as a partial payment against this loan, with the remaining balance subject to repayment in cash or convertible to the shares of common stock of the Group at the conversion terms as agreed between Trafalgar and the Group. On June 22, 2010 an amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to December 31, 2010, and the Group agreed to issue  971  shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the 68,000 shares of common stock. The transaction was consummated subsequent to the date of the financial statements and all 68,000 had been sold by December 31, 2010. Subsequent to June 30, 2010, a further amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to March 31, 2011, and the Group agreed to issue 85,000 shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the  1,214 shares of common stock. The current balance outstanding on the loan after sale of these 85,000 shares is approximately $530,000.

We entered into two senior financing loan and security agreements with Palm to finance the production costs of The Pool Boys, Autopsy and Nine Miles Down dated May 7, 2007 and December 17, 2007. These loans are secured by the revenues to be collected from these motion pictures. The revenues so far collected have been insufficient to repay the majority of these loans, primarily as result of management’s decision to delay the release of these films. We have entered into a forbearance agreement with Palm extending the due date of these loans to December 31, 2012. The original principal amounts of the Palm loans for The Pool Boys and Autopsy are $ 5,250,000, including a $500,000 interest reserve, and for Nine Miles Down was $4,000,000, including a $750,000 interest reserve.

We cannot assure you that a failure to repay these obligations will not make the terms of future financings more onerous or prohibitive. We also cannot assure you that our estimates of revenues from motion pictures securing any other current or future financings will be accurate, and that we will be able to satisfy those financings with the revenues from the motion pictures securing those financings. The loss of motion picture or other assets as a result of any such default would adversely affect our business.

Our revenues and results of operations may fluctuate significantly.

Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the performance of the motion pictures that we license for distribution, which we cannot predict with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Furthermore, largely as a result of these predictive difficulties, we may not be able to achieve the earnings projected by any analysts that follow our stock. Revisions to projected earnings could cause investors to lose confidence in us, which in turn could materially and adversely affect our business, our financial condition and the market value of our securities.

Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, industry accounting practices may accentuate fluctuations in our operating results. While such fluctuations have not occurred to date, we may in the future experience such fluctuations due to industry-wide accounting practices. In accordance with U.S. generally accepted accounting principles and industry practice, we amortize film and television programming costs using the “individual-film-forecast” method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. The great majority of a film’s costs (80% or more) are generally amortized within three years of the picture's initial release.
Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Film costs are stated at the lower of amortized cost or the film’s estimated fair value. Individual film costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

We depend on a limited number of projects, and the loss or failure of a major project could have a material adverse effect on our business. Our revenue is generated from a limited number of films, principally Autopsy, Nine Miles Down, Deal, Noise, Drunkboat, and Night of the Demons. Films that we develop, finance, or license for distribution vary due to the opportunities available to us and to targeted audience response, both of which are unpredictable and subject to change. The loss or failure of a major project could have a material adverse effect on our results of operations and financial condition as well as on the market price of our securities. We cannot assure you that any project we undertake or participate in will be successful.

We rely upon pre-sales, advances and guarantees.

We attempt to minimize some of the financial risks normally associated with motion picture production by obtaining, at various stages prior to release of our motion pictures, advances and guarantees from distributors in exchange for distribution rights to such pictures in particular territories. Advances and guarantees paid by a distributor for distribution rights to a film generally represent a minimum purchase price for such rights. While advances and guarantees reduce some of the financial risk of our motion pictures, they do not assure the profitability of our motion pictures or our Company's operations and, it may also result in our receiving lower revenues with respect to successful films. We believe that international “pre-sales” have become increasingly difficult to obtain resulting in fewer “pre-sales” with lower minimum guarantees, and this situation may continue for the indefinite future. As the international marketplace demands increasingly costly motion pictures, we cannot be certain that the amount of advances and guarantees which we anticipate generating on a given film project will exceed our cost of producing such motion picture.

In today’s rapidly changing and competitive marketplace for motion pictures, it is possible that the amount of such advances and guarantees alone, after payment of our operating expenses, even if greater than our direct cost of producing a specific film, will not be sufficient to provide us with a significant return on our invested capital. Should we incur higher than expected overhead or production expenses, that amount may not be sufficient to provide a return of all or substantially all of our invested capital. To the extent that we do not produce one or more films that generate overages for us, there may be a material adverse effect upon our Company and the potential for returns on, and even the return of, our capital.

We rely on tax preference and tax credit transactions for a substantial portion of our revenues and recovery of film costs.

We have received substantial money as revenues and recovery of investments in motion picture production and distribution costs from tax preference and tax credit transactions in the United States and other countries, which transactions have provided between 25% to 50% of film production costs on our pictures (approximately $1,000,000 to $3,500,000 per film). We cannot be certain that such revenues and cost recoveries will be available to us in future periods. These benefits accrue pursuant principally by means of statutes in Louisiana, the United Kingdom, Canada and Hungary, which could be repealed or amended based on general income tax considerations or political changes. We are aware of no such changes proposed or threatened at the present time.

We have a limited operating history.

Our predecessor was formed in 1992, and later transferred all its motion picture assets to SAP in October, 2002. SAP acquired control of our Company in September 2004 by a transfer of all its motion picture rights to Seven Arts Filmed Entertainment Limited, which is now a wholly owned subsidiary of SAE. Although our predecessors have a more extensive operating history, our immediate listing predecessor began operations in its current form and business strategy in October 2004.

We currently lack a credit facility.

We do not have any credit facility with respect to financing production of our motion pictures. We have primarily depended upon financing arrangements tied to specific motion pictures for the funding of our productions. Given the tightening of credit markets, we are seeking to establish a credit facility to provide us with more flexibility in the funding of our productions or operations. We cannot assure you that we can secure a credit facility or that, if we secure a credit facility, the terms will be favorable to us. Without a credit facility, we will not have the same flexibility with our financing arrangements as some of our competitors and will need to continue to rely upon financing arrangements tied to specific motion pictures for the funding of our productions.

We face risks from doing business internationally.

We distribute motion pictures outside the United States through third-party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws,

●	changes in local regulatory requirements, including restrictions on content,

●	differing cultural tastes and attitudes,

●	differing degrees of protection for intellectual property,

●	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets,

●	the instability of foreign economies and governments and

●	War and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition and results of operations.

Amendments to current laws and regulations governing our operations could have a material adverse impact on our business.

Our operations are subject to substantial government regulation, particularly regulations governing the use of tax credits granted during film production in Louisiana, the United Kingdom, Canada and Hungary. We receive a substantial portion of the financing for our motion picture production from tax credits and other tax-preferred financings. Amendments to current laws and regulations governing these tax credits or other aspects of our business, including intellectual property and censorship laws, could increase our costs of operations, reduce our revenues, jeopardize the ownership of certain assets or increase the cost of financing our motion pictures. Tax regulations, intellectual property laws or other rules and regulations affecting our business may be changed in a manner which may adversely affect us and our ability to operate our business plan.

The production of a larger budget motion picture may adversely affect our operating results.

Historically, we have primarily produced motion pictures with budgets of between $2 million and $15 million. We may occasionally produce a motion picture with a larger budget of between $30 million and $60 million. To produce such a motion picture, we believe that we will need to co-produce such motion pictures with major studios and ensure a studio-wide release and a commitment to cover P&A costs or with one or more other independent production companies. To date, we have not produced or co-produced a motion picture with a budget in that range. We cannot assure you that we can successfully produce and distribute motion pictures in that budgetary range, that we can find a major studio to co-produce such motion pictures or that we can secure a studio-wide release or a commitment from a studio to cover P&A costs.

Risks Relating to Motion Pictures

Our success depends on external factors in the motion picture industry.

Our success depends on the commercial success of motion pictures, which is unpredictable. Operating in the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures depends on many factors, including public reception, the formats of their initial releases, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures also depends upon the quality and acceptance of motion pictures that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot assure you that our motion pictures will obtain favorable reviews or ratings, or that our motion pictures will perform well at the box office or in ancillary markets. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business. The current severe decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in consumer costs generally, or consumer costs in a particular sector of the entertainment industry, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

Distributors’ failure to promote our programs may adversely affect our business. Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures and related products are important in determining the success of these pictures and products. We do not control the timing and manner in which our licensed distributors distribute our motion pictures. Any decision by those distributors not to distribute or promote one of our motion pictures or related products or to promote our competitors’ motion pictures or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by strikes, potential strikes or other union job actions. We directly or indirectly depend upon highly specialized union members who are essential to the production of motion pictures. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities. In November 2007, the members of the Writer’s Guild of America went on strike, and a new agreement was not approved until February 2008. Additionally, the Directors Guild of America and Screen Actors Guild (“SAG”) collective bargaining agreements expired in 2008. An agreement has now been reached with the Directors Guild and SAG. A SAG or other union strike or action, depending on the length of time, could cause a delay or interruption in our production and release of new motion pictures, which could have a material adverse effect on our business, results of operations and financial condition.

Almost all financing of the production of motion pictures by independent production companies involves third parties providing film production completion bonds to guarantee the repayment of the financings upon the abandonment of production if certain conditions are met. Such film completion bonds do not provide for the repayment of the financing if a production is abandoned due to a strike. Without such waivers and in view of a potential strike, there may be dramatically less financing of the production of motion pictures by independent production companies as it will be difficult or impossible to obtain a film production completion bond, and it may be too risky to start films where production could be interrupted by a strike.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios and independent producers and distributors. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture operations. In addition, the major studios and larger independent producers and distributors have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios and larger independent producers and distributors may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, generally provided by third-party distributors, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the United States typically are committed at any one time to only ten to fifteen films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

DVD sales have been declining, which may adversely affect our growth prospects and results of operations.

Several factors, including weakening economic conditions, the deteriorating financial condition of major retailers, the maturation of the DVD format, increasing competition for consumer discretionary spending and leisure time, piracy and increased competition for retailer shelf space, are contributing to an industry-wide decline in DVD sales both domestically and internationally. The high definition format war between the HD DVD and Blu-ray formats ended in February 2008 with Toshiba Corporation’s announcement of its decision to discontinue its HD DVD businesses; however, reduced consumer discretionary spending in a challenging economic environment, may slow widespread adoption of the Blu-ray format or lead consumers to forego adopting a high definition DVD format altogether, which would adversely affect DVD sales. DVD sales also may be negatively affected as consumers increasingly shift from consuming physical entertainment products to digital forms of entertainment. The motion picture industry faces a challenge in managing the transition from physical to electronic formats in a manner that continues to support the current DVD business and its relationships with large retail customers and yet meets the growing consumer demand for delivery of motion pictures in a variety of electronic formats. We cannot assure you that home video wholesale prices can be maintained at current levels, due to aggressive retail pricing, digital competition and other factors. In addition, in the event of a protracted economic downturn, reduced consumer discretionary spending could lead to further declines in DVD sales. A decline in DVD sales may have a disproportionate effect on us and our results of operations as a number of our releases only have a limited theatrical release or are released direct-to-DVD.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats and downloading and streaming from the internet. An increase in video-on-demand could decrease home video rentals. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We are not a member of the Motion Picture Association of America (“MPAA”) as are the major studios and as a result we cannot rely on MPAA resources to prevent piracy and copyright infringements. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there is no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition.

Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Others may assert intellectual property infringement claims against us.

One of the risks of the film production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We may receive in the future claims of infringement or misappropriation of other parties’ proprietary rights, although we have had to date been served with only one such claim which was settled on favorable terms. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot assure you, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

As a licensor of media content, we may face potential liability for:

●	defamation,

●	invasion of privacy,

●	negligence,

●	copyright or trademark infringement (as discussed above), and

●	Other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against producers and licensors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations, and financial condition.

Piracy of motion pictures, including digital and internet piracy may reduce the gross receipts from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these unauthorized pirated copies reduce the revenue we receive from our products. Additionally, to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

In particular, unauthorized copying and piracy are prevalent in countries outside of the United States, Canada and Western Europe, whose legal systems may make it difficult for us to enforce our intellectual property rights. While the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures, we cannot assure you that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that we realize from the international exploitation of motion pictures. If no embargoes or sanctions are enacted, or if other measures are not taken, we may lose revenue as a result of motion picture piracy.

There is a potential for disputes and litigation in the motion picture business.

There are risks of disputes and litigation with financiers, competitors, putative rights owners, unions, producers and other talent, and with distributors. We cannot assure you that we will prevail in the event of any disputes or litigation. We have failed to prevail in full arbitration regarding 9 ½ Weeks II, which has resulted in a judgment against us.

Risks related to the Recorded Music Business

The music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

Illegal downloading of music from the internet, piracy, economic recession, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to declines in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. New formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations and the distribution of music on mobile devices, and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for all recorded sales, the timing cannot be established with accuracy nor can we determine the impact of how these changes will affect individual markets. There can be no assurance that the Company will ever achieve any revenues or profitable operations through these new digital revenue streams.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected. Furthermore, our growth depends upon our ability to attract new talent and commercially develop existing talent. There can be no assurance that our efforts to attract and develop talent can be accomplished on a profitable basis, if at all. Our expansion of our record distribution and promotions will depend on a number of factors, most notably the timely and successful promotion and sale of our products by the Company and our regional distributors. Our inability to expand sales in a timely manner would have a material adverse effect on our business, operating results and financial condition.

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists that have consumer appeal

We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete are significant and have increased as well. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists under terms that are economically attractive to us. There can be no assurance that we will be able to successfully and profitably obtain and market such talent in the near term or in the future.

The urban and dance genres of the music industry, where we intend to focus, are highly competitive and characterized by changing consumer preferences and continuous introduction of new artists. Our goal is to maintain and improve the recording artists currently under contract with us and to seek out and recruit additional talent that will appeal to various consumer preferences. We believe that our future growth will depend, in part, on our ability to anticipate changes in consumer preferences and develop and introduce, in a timely manner, artists and products which adequately address such changes. There can be no assurances that we will be successful in recruiting, developing, and marketing such artists and products on a timely and regular basis. Our failure successfully to introduce such artists or products, or the failure of the retail markets to accept them, would have a materially adverse effect on our ability to operate profitably.

No assurance can be given that consumer demand for the urban and dance genres of the music industry, such as those products intended to be produced by us, will continue in the future or, if such demand does continue, that we will be able to satisfy consumer preferences. Changes in consumer spending can affect both the quantity sold and the price of our products and may therefore affect our operating results.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and develop and commercialize our products.

Our present and future capital requirements depend on many factors, including:

●	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

●
our ability to enter into new agreements to expand the distribution of our talents records, and the terms of such agreements; the costs of recruiting and retaining qualified personnel; and the time and costs involved in finding and maintaining talent.

●
Our ability to continue as a going concern ultimately depends on our ability to increase sales and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows.

Additional financing will be necessary for the implementation of our growth strategy.

We may require additional debt and/or equity financing to pursue our growth strategy. Given our operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure successfully to obtain additional future funding may jeopardize its ability to continue its business and operations.

We are dependent upon key personnel.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the music industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations. We do not carry “key person” insurance covering any members of our senior management.

We face significant competition.

Our recorded products will be marketed and sold to a segment of the market that is highly competitive. The principal competitive factors affecting the market for our products include product quality, packaging, brand recognition, brand and artist acceptance, price and distribution capabilities. There can be no assurance that we will be able to compete successfully against current and future competitors based on these and other factors. We also compete with a variety of domestic and international producers and distributors, many of whom have substantially greater financial, production, distribution and marketing resources and have achieved a higher level of brand recognition than ours. In the event we become successful in our marketing, promotion and distribution of products bearing our name, it is likely we will experience additional competition in the industry from major labels, each of which is capable of marketing products designed to compete directly in the R&B, rap, pop, country and Latin segments. We compete with other music producers and distributors not only for market share, brand acceptance and loyalty, but also for display space in retail establishments and, more importantly, for marketing focus by our distributors and retailers, all of which distribute and sell other manufacturers products. Future competition could result in price reductions, reduced margins and loss of market share, all of which could have a material adverse effect on our business, financial condition and results of operations.

Any Inability to adequately protect our intellectual property could harm our ability to compete.

Our future success and ability to compete depends in part upon our intellectual property, which we attempt to protect with a combination of copyright and trademark laws, as well as with contractual provisions. These legal protections afford only limited protection and are time- consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Any trademarks that are issued to us could be invalidated, circumvented or challenged. While we diligently intend to protect our intellectual property rights, the monitoring of any infringement and/or misappropriation of our intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our intellectual property rights. Even if we detect infringement or misappropriation of our intellectual property rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations.

Our involvement in intellectual property litigation could adversely affect our business.

Our business and recognition in the music industry is highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If we are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could, among other things, be forced to pay monetary damages and/or to cease the sale or use of certain products. Any of the foregoing may adversely affect our business.

Current uncertainty in global economic conditions could adversely affect our prospects and our results of operations.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have adversely impacted global economic conditions, resulting in significant recessionary pressures and lower consumer confidence and lower retail sales in general, which has negatively impacted our business. In addition, although we believe our cash provided by operations will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our major customers and suppliers, including those who provide our manufacturing, packaging and physical distribution requirements, cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet delivery date requirements of our customers. A disruption of the ability of our significant customers to access liquidity could cause disruptions or an overall deterioration of their businesses which could lead to reductions in their future orders of our products or the failure on their part to meet their payment obligations to us. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence, customer acceptance of our and competitors’ products, changes in the level of inventory at retailers and changes in the global advertising business, any of which could have a material adverse effect on our results.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could further increase their negotiating leverage. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. The IIPA estimates that trade losses due to physical piracy of records and music in 47 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $2 billion in 2008. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Our involvement in intellectual property litigation could adversely affect our business.

Our business is highly dependent upon intellectual property, an area that has encountered increased litigation in recent years. If we are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business.

Due to the nature of our business, our results of operations and cash flows may fluctuate significantly from period to period.

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of our release schedule and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the timing of the release of our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices or the quality of products and services, offered by our competitors.

Our business operations in some countries subject us to trends, developments or other events in foreign countries which may affect us adversely.

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

●	limited legal protection and enforcement of intellectual property rights;
●	restrictions on the repatriation of capital;
●	fluctuations in interest and foreign exchange rates;
●	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;
●
varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;

●	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
●	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
●	tariffs, duties, export controls and other trade barriers;
●	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
●	recessionary trends, inflation and instability of the financial markets;
●	higher interest rates; and
●	political instability.

We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs. Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profit-making operations in developing countries.

In addition, our results can be affected by trends, developments and other events in individual countries. There can be no assurance that in the future other country-specific trends, developments or other events will not have such a significant adverse effect on our business, results of operations or financial condition. Unfavorable conditions can depress sales in any given market and prompt promotional or other actions that affect our margins.

Our business may be adversely affected by competitive market conditions and we may not be able to execute our business strategy.

We intend to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music assets, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams into growing segments of the music business by entering into expanded-rights deals with recording artists and by operating our artist services businesses and to capitalize on digital distribution and emerging technologies.

Each of these initiatives requires sustained management focus, organization and coordination over significant periods of time. Each of these initiatives also requires success in building relationships with third parties and in anticipating and keeping up with technological developments and consumer preferences and may involve the implementation of new business models or distribution platforms. The results of our strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement our strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

A significant portion of our music publishing revenues are subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the United States., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our recorded music business receives in the United States for, among other sources of income and potential income, webcasting and satellite radio are set by an arbitration process under the United States Copyright Act unless rates are determined through voluntary industry negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for Recorded Music income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our recorded music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome and we could increase our leverage in connection with acquisitions or investments. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of recording artists or songwriters from our rosters. If we invest in companies involved in new businesses or develop our own new business opportunities, we will need to integrate and effectively manage these new businesses before any new line of business can become successful, and as such the progress and success of any new business is uncertain. In addition, investments in new business may result in an increase in capital expenditures to build infrastructure to support our new initiatives. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our Company as a whole.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Executive Offices

The Company and its subsidiaries Seven Arts Music Inc.. maintains executive offices of approximately 1360 sq.ft. and 1628 sq.ft. respectively. at $3.5 per rentable sq.ft  per month, plus utility services. The Company’s subsidiary Seven Arts Filmed Entertainment Limited maintains offices of approximately 1,300  sq. ft in London at £2,975 (approximately $4,575) per month, plus utility services.

Production/Post Production Facility

The Company’s subsidiary, Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) controls the real property located at 807 Esplanade Avenue, New Orleans, Louisiana 70116 of approximately 10,617  sq. ft. and use this property as a production and post-production facility as described above in Item 1 – Business – Production. SAFELA pays rent of approximately $9,166 per month to SAPLA to cover direct out of pocket costs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

Fireworks Litigation

SAFE prevailed in a motion for summary adjudication in the Supreme Court of Ontario, Canada on February 10, 2011 in an action against CanWest Entertainment and two of its affiliates (“CanWest”) confirming our ownership of five motion pictures, Rules of Engagement, An American Rhapsody, Who Is Cletis Tout, Onegin, and The Believer (collectively, the “Copyrights”). SAFE filed an action in England on September 7, 2011 in the High Court of England and Wales against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. We may incur up to $200,000 or more in legal expenses to pursue this claim but expect to recover those fees from Content. We also filed an action on May 27, 2011 in the United States District Court for the Central District of California for copyright infringement against Paramount. This action was dismissed based on the applicable statute of limitations and is currently on appeal to the Ninth Circuit Court of Appeals.

Jonesfilm

We, our subsidiary SAFE, SAPPLC, CineVisions, and our CEO Peter Hoffman were the subject of two arbitration awards of attorney fees totaling approximately $900,000, with interest and charges, both of which were reduced to judgment in favor of Jonesfilm (“JF”) in Superior Court of the State of California for the County of Los Angeles and in United States District Court for the Central District of California. The Company paid approximately $525,000, the amount of the first arbitration award plus interest and charges, in November 2011. Management believes the Company has no further liability in this matter. JF asserted on or about October 6, 2010 in an enforcement of judgment action in the United States District Court for the Eastern District of Louisiana against PLC, SAFE, SAP and Mr. Hoffman that the Company is liable as the “successor in interest” to the remaining arbitration award which was sentenced in the United States District Court for the Central District of California on June 19, 2007, which the Company denies.

Arrowhead Target Fund

SFF, a limited liability company owned by SAP, now owned by PLC (in liquidation), obtained financing from Arrowhead) of approximately $8,300,000 (the “Arrowhead Loan”). SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated final revenues to the Group of $820,026 in the Fiscal Year Ended June 30, 2009$2,739,800 in the Fiscal Year Ended March 31, 2008 and $544,478 in the three month period ended June 30, 2008. Our only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. We are not required to repay the Arrowhead Loan from any of its other assets or revenues. Our subsidiary, SAFE was the collateral agent of the film assets.

The Arrowhead Loan became due in February 2009 and SFF has not paid the outstanding principle and accrued interest. Arrowhead has the right to foreclose on the pledged film assets, but has not done so. SFF has received a default notice and as a result Arrowhead is now collecting directly all sums otherwise receivable by us with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures. As a result, we no longer control the licensing of these motion pictures. Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of our rights to the 12 motion pictures and related loss of revenues in amounts that are difficult to predict.

As a result of the foregoing, we removed all assets accounts relating to the 12 motion pictures pledged to Arrowhead and the corresponding limited recourse indebtedness from our consolidated balance sheet at fiscal year ended June 30, 2009, due to the fact that the loan was a limited recourse loan and we have no further obligations to Arrowhead beyond the pledged film assets.

Arrowhead filed an action on September 22, 2010 in The Supreme Court of the State of New York which seeks recovery from PLC, Mr. Hoffman and his wife, SAFE, CineVisions, SFF and SAP of the monies that we retained under our interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead has made substantial additional claims against us, Mr. Hoffman and SAP regarding claimed breaches of the terms of the operative agreements, including failure to account properly, failure to turn over materials, failure to remit monies collected, and similar matters. Arrowhead’s claims against us for these alleged breaches are $8,300,000 although it has not stated any basis for this amount.

We moved to dismiss the Arrowhead action against all defendants other than SFF. On August 9, 2011, the New York Supreme Court granted our motion and dismissed all defendants except SFF and SAFE in its capacity as a collateral agent, which is not a material element of Arrowhead claim. We continue to believe that Arrowhead’s claims against us are without substantial merit. Arrowhead has refiled its claim against the dismissed defendants in the Supreme Court of New York On April 17, 2012 against the same defendants under an “alter ego” theory. SAFE and SFF have moved to dismiss these claims.

Arrowhead Capital Partners Ltd. – AGC Loan

PLC and several of our affiliates were named as defendants in an action by Arrowhead Capital Partners Ltd. filed in the Supreme Court of New York, County of New York, purportedly served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”), as well as to foreclose on the collateral granted as part of the Cheyne Loan described in note 13 to our financial statements under “Production Loans”. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid. One of SAE’s subsidiaries has acquired all Cheyne’s rights under the subordination provision of the Cheyne Loan. As a result, our management does not believe that ACG has the right to maintain this action to collect any monies or to foreclose on any collateral pursuant to the Cheyne Loan. ACG obtained summary judgment against PLC and certain of our former affiliates which is now on appeal. We expect this action will be stayed by reason of the liquidation proceedings of PLC discussed under “Liquidation of Seven Arts Pictures Plc.”

Investigation into Claim for Tax Credits (SAPLA)

The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits, including such tax credits to be claimed by Seven Arts Pictures Louisiana LLC, an affiliate of ours. This investigation appears to include investigation as to whether certain expenses claimed by this affiliate were improper or fraudulent. All such claimed expenses were audited by independent auditors in Louisiana and reviewed by counsel. None of these expenses or credits has been included in our financial statements. Management believes that this investigation will not have any material adverse effect on or operations or the total tax credits to be received by our affiliates, but could result in charges against current or former employees of this affiliate, including Mr. Hoffman, based on prior audits.

Liquidation of Seven Arts Pictures Plc.

On November 8, 2011, Companies Court of England and Wales issues an order for the winding up and liquidation of our listing predecessor PLC at the request of Parallel Media LLC (“Parallel”).

PLC’s principal creditors have appointed a liquidator for the orderly winding up of its remaining assets not transferred to us pursuant to the Asset Transfer Agreement, effective January 27, 2011. In accordance with the Asset Transfer Agreement, PLC has been issued 28,571 shares of our common stock in order to satisfy these obligations.

Based on discussions with the liquidator, our management believes this liquidation proceeding will have no material effect on the cost, business or market value of common stock.

The liquidator obtained in the United States District Court For the Eastern District of Louisiana on May 25, 2012 an Order of Recognition (“Recognition Order”) under Chapter 15 of the United States Bankruptcy Act of the liquidation proceedings of PLC in England. The Company believes the Recognition Order will stay the action by Parallel described below under “Parallel Action,” the ACG litigation and any further enforcement actions of Jonesfilm.

Parallel Actions

On June 28, 2011, PLC filed an action in the High Court of England and Wales against Parallel to collect sums due to PLC with respect to acquisition of distribution rights in Russia to four motion pictures and to confirm Parallel’s obligations under both a signed and unsigned investment agreement with respect to the motion picture project Winter Queen. On the same day, Parallel filed a petition to wind up and liquidate PLC in the Companies Courts of England based on its claim of repayment of $1,000,000 of investment made by Parallel in Winter Queen. PLC is not a part of us. On September 19, 2011, Parallel filed a new action against PLC and us in the Los Angeles County Superior Court of California, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Its request for a preliminary injunction was denied by the Superior Court. Parallel in California has been stayed by reason of the “Recognition Order” described in “Liquidation of Seven Arts Pictures plc.” But Parallel may be permitted to pursue its remedies in the Los Angeles Superior Court proceedings depending on actions of the liquidator.

HMRC Investigation

On July 19, 2011 Officers of Her Majesty’s Revenue & Customs (“HMRC”) attended the offices of PLC in London. Documents were retained appertaining to arrangements involving the subscription for shares in a number of companies which had lost value, resulting in subscribers making claims to tax relief.

PLC’s participation in these transactions was limited to its transfer of rights to certain motion pictures to the investors in return for their investments in the production and release costs of those pictures and making available the provision of loans to fund a portion of those investments. PLC received no tax benefits from the transactions, which were made on arms-length terms. PLC believes that it is not a subject of the HMRC investigation.

In connection with the transactions, PLC did not make any representations or warranties to any party, including the investors, regarding any potential tax benefits related to the transactions. Prior to the closing of the transactions, the investors obtained and made available to PLC, an opinion of prominent Queen’s counsel, specializing in United Kingdom tax laws, that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws. PLC remains confident that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws.

HMRC has requested interviews with three officers of PLC to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies, the first of which with Elaine New occurred in April and a second in May, 2012. PLC is fully cooperating with the investigation. PLC believes there is no basis for any claim of responsibility of any of its officers or employees. Based on facts currently known by PLC, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

Tripod Action

On or about September 25, 2012, we were served with a Complaint in United States District Court for the Southern District of New York by The Tripod Group LLC (“Tripod”) for breach of fair securities purchase agreements, seeking to compel us to honor requests from Tripod for conversion of certain promissory notes into our common stock.  We believe we have meritorious defense to this action and have accrued the amounts due to Tripod in the financial statement attached hereto.

Critical Accounting Policies

Our management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine measure and allocate resources and obligations within the financial process according to those principles. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of our financial statements.

The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. Our system of internal accounting control is designed to assure, among other items, that (i) recorded transactions are valid; (ii) valid transactions are recorded; and (iii) transactions are recorded in the proper period in a timely manner to produce financial statements that present fairly the financial condition, results of operations and cash flows of our Company for the respective periods being presented.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on The NASDAQ under the symbol SAPX until September 14, 2012 when it commenced trading on the OTC QB still under the symbol SAPX. As of September 17, 2012, there were approximately 500 holders of record of our common stock.

Our ordinary shares have traded in the past five years on several different markets. Starting in February of 2009, our common stock has been listed on The NASDAQ Capital Market under the symbol “SAPX”. Starting in March of 2008 and continuing until February 12, 2009, our shares were quoted on the OTC Bulletin Board under the symbol “SAPxf”. Our ordinary shares traded on the Alternative Investment Market in London, England from September 2004 until February 2007 under the symbol “SAPP”. Our ordinary shares were listed on the PLUS Market in London, England starting in April 2007 under the symbol “SAPP”. We notified our shareholders of our decision to de-list our ordinary shares on the PLUS Market on February 25, 2009 and this de-listing was approved by the shareholders at an extraordinary general meeting on March 16, 2009 and the de-listing was effective on March 24, 2009.

The following tables set out the high, low and closing sales prices on the AIM, on the PLUS Market, on the OTC Bulletin Board and on The NASDAQ Capital Market for the periods indicated in those tables.

The NASDAQ Capital Market
(adjusted for 1:70 reverse-split of August 2012)

	Bid
	High	Low	Price at Period End
Year ended June 30, 2012:	$181.30	$2.10	$2.80
First Quarter	$181.30	$17.50	$24.50
Second Quarter	$47.60	$22.40	$23.80
Third Quarter	$22.40	$10.50	$11.90
Fourth Quarter	$9.10	$2.10	$2.80

Year ended June 30, 2011:	$374.50	$79.10	$83.30
First Quarter	$322.00	$311.50	$322.00
Second Quarter	$374.50	$305.20	$353.50
Third Quarter	$280.00	$115.50	$136.50
Fourth Quarter	$197.40	$79.10	$83.30

(1)	We began trading on the NASDAQ Capital Market on February 13, 2009 and were de-listed on September 14, 2012.

(2)	As of August 15, 2012, there were 500 holders of record of our common stock.

DESCRIPTION OF SECURITIES

General

Following is a summary of our common equity and other equity securities as of September 29, 2012:

●	Common stock, $0.01 par value 3,966,677 shares issued and outstanding.
●	Convertible Series A preferred shares, $10.00 par value, 125,125 shares issued and outstanding.
●	Convertible Series B preferred shares, $100.00 par value, 18,000 shares issued and outstanding.(12,000 in escrow subject to earn-out clauses)

Issuer Purchases of Equity Securities

On August 27, 2012, Seven Arts Entertainment Inc., purchased 13,571 shares of its common stock at an average price of $1.781 per share or an aggregate purchase price of approximately $24,000.  The purchase was in accordance with the company’s Stock Repurchase Program that was announced on August 7, 2012.  The Stock Repurchase Program  is subject  to various  trading and other restrictions as established in Rule 10(b)-18 of the Securities Exchange Act of 1934.

Recent Issuances of Unregistered Securities

●
As of the information contained in our last periodic report, dated July 23, 2012 we had 1,382,757shares of our common stock issued and outstanding. Since then and through the date of this Current Report, we have issued the following unregistered securities, the descriptions of which do  reflect our 1-for-70 common stock reverse split that was effective immediately after the close of the markets on August 31, 2012:

●
On June 22, 2012, we sold and issued 357,143 shares of our common stock to our chief executive officer.  The per-share issuance price was $0.0775, which was above market price as of such date, was paid through an exchange of historic debt that was owed to our chief executive officer, and is subject to a potential increase in such issuance price by our independent directors.  We relied on the exemption from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Management believed that such exemption was available because no advertising or general solicitation was employed in offering the debt securities and the offering and sale thereof were made solely to our chief executive officer.

●
On June 27, 2012, we sold and issued 71,429 restricted shares of our common stock to one investor as a $150,000 fee in connection with a loan transaction between us and the investor.  We relied on the exemption from registration provided pursuant to Section 4(2) of the Securities Act.  Management believed that such exemption was available because (i) no advertising or general solicitation was employed in offering the debt securities, (ii) the offering and sale thereof were made solely to a limited number of persons, and (iii) transfer of the shares was restricted in accordance with the requirements of such Act.

●
Between July 19, 2012, and August 14, 2012, we sold and issued an aggregate of 267,422 shares of our common stock to three persons in connection with their conversion of an aggregate of $400,000 of our debt at an average conversion price of $0.021 per share at prices ranging from $1.40 to $2.10.  We relied on the exemption from registration provided pursuant to Section 4(2) of the Securities Act.  Management believed that such exemption was available because (i) no advertising or general solicitation was employed in offering the debt securities, (ii) the offering and sale thereof were made solely to a limited number of accredited investors, and (iii) transfer of the shares was restricted in accordance with the requirements of such Act.  More than six months passed between the issuance of the converted debt and the conversion into ordinary shares.  Further and in accordance therewith, any resale of such shares would have been exempt from the registration of such Act pursuant to the exemption provided by Rule 144.

●
Between July 12, 2012, and August 16, 2012, we sold and issued an aggregate of 305,758 shares of our common stock to three persons in connection with their conversion of an aggregate of $503,405 of our overhead and film asset debt at an average conversion price of $0.024 per share at prices ranging from $1.40 to $2.80.  We relied on the exemption from registration provided pursuant to Section 4(2) of the Securities Act.  Management believed that such exemption was available because (i) no advertising or general solicitation was employed in offering the debt securities, (ii) the offering and sale thereof were made solely to a limited number of accredited investors, and (iii) transfer of the shares was restricted in accordance with the requirements of such Act.  More than six months passed between the issuance of the converted debt and the conversion into ordinary shares.  Further and in accordance therewith, any resale of such shares would have been exempt from the registration of such Act pursuant to the exemption provided by Rule 144.

●
On August 9, 2012, we sold and issued 8,571 restricted shares of our common stock to one investor at $35.00 per share.  We relied on the exemption from registration provided pursuant to Section 4(2) of the Securities Act.  Management believed that such exemption was available because (i) no advertising or general solicitation was employed in offering the debt securities, (ii) the offering and sale thereof were made solely to a limited number of persons, and (iii) transfer of the shares was restricted in accordance with the requirements of such Act.

●
Between August 9, 2012, and August 16, 2012, we sold and issued an aggregate of 6,667 restricted shares of our common stock to two consultants for services rendered totalling $14,000 at an average price of $2.10 per share.  We relied on the exemption from registration provided pursuant to Section 4(2) of the Securities Act.  Management believed that such exemption was available because (i) no advertising or general solicitation was employed in offering the debt securities, (ii) the offering and sale thereof were made solely to a limited number of persons, and (iii) transfer of the shares was restricted in accordance with the requirements of such Act

●	As September 4, 2012 when we announced our 1-for-70 reverse split, we had 2,907,100 post-split shares of our common stock issued and outstanding.

●
Between September 6, 2012, and September 29, 2012, we sold and issued an aggregate of 380,607 shares of our common stock to three persons in connection with their conversion of an aggregate of $279,250 of our overhead debt at an average conversion price of $0.73 per share at prices ranging from $0.17 to $2.10. We relied on the exemption from registration provided pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). Management believed that such exemption was available because we exchanged such debt securities solely with the current holders thereof and we did not pay or give, directly or indirectly, any commission or other remuneration for soliciting any such exchange. In respect of the underlying debt securities, we relied on the exemption from registration provided pursuant to Section 4(2) of such Act. Management believed that such exemption was available because (i) no advertising or general solicitation was employed in offering the debt securities, (ii) the offering and sale thereof were made solely to a limited number of accredited investors, and (iii) transfer of the debt securities was restricted in accordance with the requirements of such Act. More than six months passed between the issuance of the converted debt and the conversion into ordinary shares. Further and in accordance therewith, any resale of such shares would have been exempt from the registration requirements of such Act pursuant to the exemption provided by Rule 144.

●
Between September 14, 2012, and September 28, 2012, we sold and issued an aggregate of 653,259 shares of our common stock to three persons in connection with their conversion of an aggregate of $279,438 of our film asset debt at an average conversion price of $0.43 per share at prices ranging from $0.25 to $0.70. We relied on the exemption from registration provided pursuant to Section 3(a)(9) of the Securities Act. Management believed that such exemption was available because we exchanged such debt securities solely with the current holders thereof and we did not pay or give, directly or indirectly, any commission or other remuneration for soliciting any such exchange. In respect of the underlying debt securities, we relied on the exemption from registration provided pursuant to Section 4(2) of such Act. Management believed that such exemption was available because (i) no advertising or general solicitation was employed in offering the debt securities, (ii) the offering and sale thereof were made solely to a limited number of accredited investors, and (iii) transfer of the debt securities was restricted in accordance with the requirements of such Act. More than six months passed between the issuance of the converted debt and the conversion into ordinary shares. Further and in accordance therewith, any resale of such shares would have been exempt from the registration requirements of such Act pursuant to the exemption provided by Rule 144.

Stock Split

On August 31, 2012,  the Company’s Board of Directors approved a 1-for-70 stock split. By virtue of the reverse split, every 70 shares of our outstanding common stock were combined and converted into one share of new common stock with resulting fractional shares rounded up to the next whole share.   We also announced that we will proportionately reduce the number of our authorized shares of common stock.

Annual Meeting

An Annual General Meeting shall be held once every calendar year at such time (not being more than 15 months after holding the last preceding Annual Meeting) and place as may be determined by the Directors. The Directors may, as they see fit, convene an extraordinary general meeting.

Transfer Agent

Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100 Salt Lake City, UT 84117 is the registrar and transfer agent for the shares of common stock.

ITEM 6.   SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding financial statements and footnotes thereto contained in this report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results may differ materially from those contained in the forward-looking statements.

Company Overview

We are an independent motion picture production company engaged in developing, financing, producing and licensing theatrical motion pictures with budgets in the range of $2 million to $15 million for exhibition in domestic (i.e. the United States and Canada) and foreign theatrical markets and for subsequent post-theatrical worldwide release in other forms of media, including DVD, home video, pay-per-view, and free television. Our pictures generally receive either a wide theatrical release (1,000 to 3,000 theaters in the United States) or only a limited theatrical release (50-300 theaters in the United States), or may even be released directly to post-theatrical markets, primarily DVD. Our pictures that receive limited theatrical release or post-theatrical release typically benefit from lower prints and advertising (“P & A”) cost and, in turn, improved gross profit margins. We determine the size of a theatrical release in the United States based on distributor and our estimates of the commercial prospects of theatrical box office and our own evaluation of the level of expected theatrical release costs as opposed to our estimation of potential theatrical box office in the United States.

No one picture had a principal or controlling share of gross revenues or operating profits in these periods.

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

Music Company

Seven Arts Music Inc (“SAM”) became a wholly owned subsidiary of the Company on February 23, 2012, although set-up costs had been incurred as early as September 2011.  The delivery of the first of the DMX albums acquired from David Michery was released on September 11, 2012 and  initial costs in creating the first album for Bone Thugs-N-Harmony are being incurred for delivery in November 2012.   Several other new artists are being considered by SAM.

Post-Production Facility

As of June 30, 2012 SAFELA was transferred to the Company.   SAFELA, which is 60% owned by the Company,  has a 30 year lease to run a production and post-production facility at 807 Esplanade Avenue in New Orleans, Louisiana  (“807 Esplanade”).    The facility commenced operations on July 1, 2012.

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

RESULTS OF OPERATIONS
for the Year Ended June 30, 2012 Compared To Year Ended June 30, 2011

Our total revenues increased from $3,328,388 for the fiscal year ended June 30, 2011 to $8,363,904 in the fiscal year ended June 30, 2012. This increase principally relates to the fee income earned from SAPLA related to the production/post-production facility located at 807 Esplanade in New Orleans, Louisiana.  The gross fee recorded of $9,527,411 represents the proceeds from disposition of the tax credits to be received by SAPLA for Louisiana and Federal historic rehabilitation expenses and Louisiana film infrastructure expenses, less a provision of $1,986,513 for the costs of deposing of these tax credits and any reductions resulting from Louisiana or Federal revenue authority adjusting the audited expenses submitted by the Company on which the tax credits are based.

Revenues derived from the licensing and distribution of motion pictures decreased from $2,758,359 in the previous fiscal year to $823,006 in this fiscal year, due to a decrease in sales on the motion pictures Deal and American Summer. The digital release of Pool Boys (American Summer) in the Autumn of 2011 was less than management expectation.

Fee-related revenues in the fiscal year ended June 30, 2011 derived from:

a)	Producer’s fees of $70,029 resulting from excess tax credits received on Night of the Demons.
b)	$500,000 of production fees related to the production and preproduction of three films in Louisiana.

There are no such revenues in the fiscal year ended to June 30, 2012.

Costs of revenue increased from $3,447,996 to $4,895,641 including certain distribution costs, producers’ costs and other third party payments, and amortization and impairment of film costs of $3,996,576.  The amortization charge represents the amortization of the film assets calculated as the portion of the current year revenue compared to management’s estimate of the ultimate revenue from the films.

Consequently, the Group recorded a gross profit of $3,468,263 in the year-ended June 30, 2012 compared to a gross loss of ($119,608) in the year-ended June 30, 2011

General and administrative expenses increased to $2,251,139, from $1,852,303.  External legal and professional fees were significantly increased by approximately $400,000, as a result of investigations carried out in the year by government authorities, as well as a significant increase in NASDAQ compliance matters.  The acquisition of the music assets has increased general and administrative expense although a substantial proportion of such expenses was capitalized into music assets, with the development of the DMX album and videos.

Management’s reserve for doubtful accounts increased to $307,481 compared to $234,429 due to the continued consolidation in the international film business.

The Company had an one-time revaluation due to asset transfer of $6,459,248 during the year ended June 30, 2012 of film costs, the most significant of which related to the decreased revenue estimates on the film, The Pool Boys, which was released in September 2011.

We recorded $4,458,621 in other income for the fiscal year ended June 30, 2011 reflecting forgiveness of debt mainly from a Workout Agreement reached with Palm Finance Inc. and Arrowhead Consulting Group, compared to $31,100 in “other income” in the fiscal year ended June 30, 2012.

Net interest expense increased from $758,197 to $2,752,681, reflecting settlement agreements with senior lenders Blue Rider, Cold Fusion and 120db, and accrual of a full year’s interest charge on the Pool Boys, Autopsy and Nine Miles Down production loans.  Interest of these production loans was forgiven in the prior fiscal year ended June 30, 2011.   The Company disputes $957,696 of the interest expense charged to the Pool Boys/Autopsy and Nine Miles Down loans as it has a different interpretation of the contract to that of Palm. Management believe this dispute will be resolved in the near future.

We recorded no tax provision in the fiscal year ended June 30, 2012, because we had no taxable income.

As result of the aforementioned results, we recorded a net loss of ($8,271,186) in the fiscal year ended June 30, 2012 compared to a net profit of $1,461,554 for the fiscal year ended June 30, 2011.

Foreign Currency Transactions and Comprehensive Income

The Company’s functional currency, as well as the Company’s subsidiaries, is the US Dollar. The functional currency of PLC, was the Pound Sterling (“GBP”), and some transactions which are generated in the United Kingdom are denominated in GBP.

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

Segment Reporting

The Company now operates in two business segments as a motion picture producer and distributor and as a music label managing the assets acquired from Mr Michery. The Company believes that its businesses should be reported as two business segments.

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

In the quarter ended March 31, 2012, the Company formed a new subsidiary, SAM, and acquired music assets from Mr. Michery and purchased the stock of BJM.  This is a new line of business for the Company, and therefore, will now have two reportable operating segments.

The table below presents the financial information for the two reportable segments for the year ended June 30, 2012. Comparable financial information for 2011 is not presented as the Company only had one segment during that time.

	Twelve months ended
	June 30, 2012
	Film		Music	Total
Revenues		$8,357,927	$5,977	$8,363,904
Cost of revenues		(4,856,610)	(39,031)	(4,895,641)
Gross profit/(loss)		$3,501,317	$(33,054)	$3,468,263
Operating expenses		(8,926,363)	(91,505)	(9,017,868)
Profit from operations	$	(5,425,046)	$(124,559)	$(5,549,605)

As of June 30, 2012, the Company had film and music assets of  $14,612,609 and $2,923,474  respectively. As of June 30, 2011, all of the Company’s assets were related to film.   From July 1, 2012 there will be three segments reported due with the commencement of operations of the post-production facility at 807 Esplanade.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities and whether it will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions, paying interest and servicing debt and managing its capital structure on a short and long-term basis.

Short Term Liquidity

The Company has a retained deficit of $8,271,186  as of June 30, 2012.  Management believes that, as a result of the proceeds derived from the proposed offering (registration statement, Form S-3, filed August 20, 2012) , and based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the music division and post-production facility, we will have sufficient working capital to operate for the next twelve months.   Fiscal 2012 was a year of development of the music and post-production businesses, as well as work on strengthening the balance sheet through conversion of debt to equity which is anticipated to lead to positive cash flow from operations during fiscal 2013.     Less than $6,000 of revenue was recorded in the year ended June 30, 2012 related to the music assets and post-production facility.

We currently borrow funds for the financing of each of our motion pictures from several production lenders. There can be no assurances given that the Group will be able to borrow funds to finance our motion pictures in the future

Long Term Liquidity

The long term liquidity needs of the Company, are projected to be met primarily through the cash flow provided by operations.   Cash flow from Operating Activities is expected to become positive in fiscal 2013 due to the impact of the release of the first DMX album, the operation of the post-production facility and on-going film revenues.

Cash Flows

Operating Activities: Net cash used in operating activities in the year ended June 30, 2012 was $4,082,438.   An increase in receivables from fee income from related parties was offset by the amortization and impairment of film costs during the year. Additionally, $640,527 of common stock was issued for services during the year.

Investing Activities: Net cash used in investing activities in the year ended June 30, 2012 was $9,409,615 which is attributable to the acquisition of the music assets,  leasehold improvements for the post-production facility and additions to film costs for films currently in production.

Financing Activities: Net cash provided by  financing activities during the year ended June 30, 2012 was $13,603,926  mainly due to the proceeds from additional debt, the assumption of debt on 807 Esplanade, and issuance of common stock for cash and issuance of preferred stock for the acquisition of the music assets.

Capital Resources

As of June 30, 2012, the Company  did not have any outstanding capital commitments.    As of the date of this filing the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.

WORKING CAPITAL: Working capital at June 30, 2012 was $(10,298,134).   This is a favorable change versus June 30, 2011 of ( $15,199,849). The change is mainly due to:

a)	Receivables due from related party fees earned on 807 Esplanade
b)	Reduction in accounts payable and VAT
c)	Conversion of short-term debt to equity

Working capital is negative due to the fact that all the loans are classified as current even with longer-term workout agreements.    The receivables for the fee income from related parties will be paid out over the next four years and, accordingly, are reported long and short-term. The majority of the other loans are convertible to stock so will have little or no cash impact.

Additionally, the mortgage and construction loans on 807 Esplanade are current liabilities with corresponding leasehold improvements being recorded as non-current assets.

SHAREHOLDER’S EQUITY/(DEFICIT): Shareholder’s Equity at June 30, 2012 was $13,449,284  increasing from June 30, 2011 by $7,958,253.    The change was primarily due to:

a)	Acquisition of music assets for preferred stock (Series B)
b)	Sales of preferred stock for cash (Series A)
c)	Addition of leasehold improvements on 807 Esplanade
d)	Net reduction in loans despite taking on the mortgage and construction loans of 807 Esplanade
e)	Conversion of debt to equity though issuance of common shares

The Company has the following indebtedness as of June 30, 2012:

Lender	Date of Loan	Due Date	Balance	Interest Rate	Terms/Status
Film and Production Loans

Palm Finance *			$4,324,431	18%	Forebearance agreement
Palm Finance			$82,354	18%	Forebearance agreement

Palm Finance *			$1,538,218	18%	Forebearance agreement

120db Film Finance LLC			$4,425	Non stated	Due on demand

Cold Fusion Media Group LLC			$175,000	10%	Due on demand

Total Film and Production Loans			$6,124,428

Other loans
Other
Trafalgar Capital (in liquidation)			$531,986	9%	Due on demand
TCA loan	31/03/2011	30/09/2011	$62,149	10%	Due on demand
GHP Note			$137,573
JMJ Financial (**)	29/06/2012	27/10/2012	$500,137	10%
			$1,231,845
Convertibles
Hanover Holding	19/10/2011	18/05/2012	$160,479	10%	Due on demand
Hanover Holding	16/11/2011	16/02/2012	$65,821	12%	Paying in instalments
Beauvoir Capital Ltd	22/11/2011	31/03/2012	$110,899	18%	Due on demand
FireRocks-East Side Holdings	12/12/2011	12/06/2012	$28,784	12%	Due on demand
Aegis – Tripod	15/12/2011	30/06/2012	$35,504	12%	Due on demand
Aegis – CMS	15/12/2011	30/06/2012	$35,503	12%	Due on demand
Aegis – Rachel	15/12/2011	30/06/2012	$35,503	12%	Due on demand

Runway	11/01/2012	30/09/2012	$200,682	12%	Due on demand
Tripod	16/01/2012	30/06/2012	$52,729	12%	Due on demand
Isaac Loan	20/01/2012	30/06/2012	$263,315	12%	Due on demand
Sendero	24/01/2012	30/09/2012	$262,986	12%
Tripod - $150k	01/02/2012	01/02/2013	$125,918	12%
Michael Briskin	03/02/2012	03/02/2013	$104,866	12%
Hanover	23/02/2012	23/08/2012	$420,053	10%	Paying in instalments
Briskin - $50k	04/04/2012	10/10/2012	$52,500	10%
Briskin - $40k	13/04/2012	22/10/2012	$41,667	10%
Briskin - $60k	17/04/2012	22/10/2012	$62,500	10%
Briskin - $45k	14/05/2012	22/10/2012	$46,350	10%
Firerock - $62,500	21/06/2012	21/12/2012	$62,654	10%
Agua Alta (Cold Fusion)	25/06/2012	25/06/2013	$100,164	12%
Beaufort	26/06/2012	26/06/2013	$50,066	12%
			$2,318,942

807 Esplanade
Beaufort - $100k (807 Esplanade)	06/04/2012	05/04/2013	$102,795	12%
Beaufort - $250k (807 Esplanade)	13/04/2012	12/04/2013	$256,411	12%
Old Capital - $250k (807 Esplanade)	31/05/2012	30/05/2013	$252,466	12%
Palm Finance - mortgage and construction loan			$3,001,271	15%	Forebearance agreement

SAFELA loans outstanding			$3,612,942

Total Other Loans			$7,163,730

TOTAL LOANS			$13,288,158
___________
*The Company does not agree with $957,696 of interest charged by Palm on these two film loans and believes the dispute will be resolved once the loans are repaid from the proceeds from the fee income.

** In connection with this loan of $500,000 with JMJ Financial, and a new loan entered into with Tonaquint Inc. of $435,000, the Company issued to Mr. Hoffman, our CEO, who will in turn pledge 8,000,000 shars to JMJ and has pledged 7,000,000 shares of our common stock to Tonaquint,  in exchange for a portion of our existing indebtedness to Mr. Hoffman.   Mr. Hoffman has agreed to return these shares to us if not levied on by the pledges.

Contractual Obligations (as of June 30, 2012):

The following table sets forth our obligations and commitments to make future payments under contracts and other commitments.

Payments due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Film and other production loans (1)	$6,124,428	$6,124,428
Trafalgar Capital Special Investment Fund (4)	$531,987	$531,987
JMJ Financial (7)	$500,137	$500,137
Convertible Loans (6)	$2,318,942	$2,158,463
Loans relating to 807 Esplanade (2)	$3,612,942	$3,612,942
Other Loans	$199,723	$199,723
Sums due to Producers (5)	$150,982	$150,982
Provision for earn-out	$50,000			50,000
Deferred income	$849,080	849,080
Total	$14,338,221	$14,288,221	$0	$50,000	$0

Guarantees

Armadillo Investments Plc/EBT (3)	$1,900,000	$1,900,000

Total	$1,900,000	$1,900,000
_________________
(1)
The current and long-term bank and production loans include approximately $4,600,000 in special purpose financing arranged for American Summer, Autopsy, and Nine Miles Down produced by us and owed to Palm. The balance of the film debt is the remainder of production financing left on two films.

(2)
SAPLA entered into a Credit Agreement with Advantage  Capital dated October 11, 2007 for the acquisition and improvement of a production and post- production facility located at 807 Esplanade Avenue in New Orleans, Louisiana. The aggregate borrowing amount under this facility was $3,700,000, all of which was drawn down as of April 30, 2010.
In November 2010 Palm acquired this facility for $1,000,000 and up to $750,000 of the tax credits achieved and agreed to extend a construction facility of $1,850,000 to complete the facility. The facility has been renovated and has obtained a certificate of occupancy. We have guaranteed the indebtedness to Palm and have now included it in our total indebtedness in the amount of $3,012,272 .

We also borrowed $800,000 in convertible notes to fund the leasehold improvements,$600,000 plus interest is still outstanding..
We expect to realize substantial film production, film infrastructure, historic rehabilitation and other state and federal tax credits and other tax incentives from the acquisition, renovation, and operation of this property as a post-production facility. Expenditures by SAPLA for this facility have generated approximately net $3,500,000 in Louisiana Film Infrastructure tax credits (awaiting approval)  approximately $2,500,000 in Louisiana State Rehabilitation tax credits (now approved by the State)  and $2,500,000 in Federal Historic Preservation tax credits(now approved by the State)

(3)
The Group have guaranteed an additional £1,115,000 (approximately $1,672,500) due from the EBT to Armadillo, including £115,000 of interest.  Additional interest of about  £100,000  (approximately $150,000) is also now due. This liability will be met by the EBT from the funds that we advance to it from the proceeds of a future offering. The second and third payments to Armadillo were due in April and October 2009, and the EBT did not make those payments. In February 2011, 2,143  new shares were pledged to Armadillo in repayment for them extending the repayment date of the £1,000,000 (approximately $1,500,000) to June 30, 2011. These amounts are now due.

(4)
A portion of the loan due to Trafalgar Capital Special Investment Fund was advanced by us to the EBT for the partial acquisition of the Preference Shares owned by Armadillo. The loan to Trafalgar came due on June 30, 2009 and we have made a partial payment of $1,000,000 on September 2, 2009. On June 22, 2010 we entered into an amended agreement with Trafalgar for an extension of the due date of the convertible debentures to December 31, 2010 and the issuance of 971shares in July 2010.   This agreement has been further extended, in January 2011, to March 31, 2011 for the issuance of another 1,214 shares against the loan principal.

(5)	Includes estimated amounts due to producers of motion pictures. These amounts are not included in Total Debt in the Summary and Selected Financial Data Tables.
(6)
The Company’s Asset Purchase Agreement with Mr Michery provided for 50,000 shares of Series B Preferred, be held in escrow until the Net EBIT (as defined in the agreement) from distribution of the DMX albums and two albums embodying the performance of Bone Thugs-N-Harmony exceeds $5,000,000. At the end of five years, should the Net EBIT be less than $5,000,000, the shares will be released on a fractional basis, as defined in the agreement. The Company has determined the fair value of the earn- out as of June 30, 2012 to be $0 and has therefore not reflected it as a liability as of June 30, 2012.
The Company has determined that Mr Jake Shapiro has earned $50,000 from the use of the media tax credits he supplied.  The value the Board has placed on the credits used is that of the cost of a public relations firm for the two projects managed ie. $50,000.

(7)	The Company entered into a Securities Purchase Agreement dated June 27, 2012 with JMJ Financial (“JMJ Securities Purchase Agreement”), with the following material terms:

1.	Loan to the Company of $500,000 at a 10% one-time interest charge due October 27, 2012.
2.
If unpaid at maturity, the loan is convertible into common stock at the election of JMJ Financial at the lesser of $2.80 or 80% of the average of the three lowest trade prices in the 20 trading days previous to the conversion, subject to certain penalties, anti-dilution adjustments and reset provisions.

3.	Warrants to purchase up to 119,098 shares of common stock at $2.10 per share, exercisable by June 27, 2016.
4.	Issuance to JMJ Financial of 71,429 shares of common stock as an origination fee.
5.	Full recourse personal guaranty by CEO Peter Hoffman with a pledge of 357,143 shares of common stock owned by Mr. Hoffman.

(8)
Convertible debts are all convertible to common stock on maturity at the option of the lender. They all bear interest at varying rates and convert at different times and at fixed or variable conversion prices according to contract.

Research and Development, Patents and Licenses, etc.

Not applicable

Trend Information

Other than as disclosed elsewhere in this annual report, we are not aware of any trends, uncertainties, demands, commitments or events for the year ended June 30, 2012 that are reasonably likely to have a material adverse effect on our net revenues, income, profitability, liquidity or capital resources, or that caused the disclosed financial information to be not necessarily indicative of future operating results or financial conditions.

CRITICAL ACCOUNTING POLICIES

Our management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine measure and allocate resources and obligations within the financial process according to those principles. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of our financial statements.

The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. Our system of internal accounting control is designed to assure, among other items, that (i) recorded transactions are valid; (ii) valid transactions are recorded; and (iii) transactions are recorded in the proper period in a timely manner to produce financial statements that present fairly the financial condition, results of operations and cash flows of our Company for the respective periods being presented.

Use of Estimates

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

Revenue Recognition

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

Revenue is recorded:

a)	net of any sales or value added taxes charged to customers

b)	net of discounts agreed with customers

c)	net of returns provision agreed with the distributor and

d)	grossed up for the distribution fee charged by the distribution agent.

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

These tax credits may be treated as a reduction in the capitalized costs of the film assets they are financing or as producer fees to us if the tax credits are earned and owned by a company in the Group and paid to us as overhead or producer fees.

SAPLA Revenue  – sharing fees

Revenue in the form of fee-income is due to the Company from the related company SAPLA (owned by the wife of Peter Hoffman, the Company’s CEO) by virtue of an agreement between SAPLA and the Company guaranteeing that all net revenue’s earned by SAPLA are the property of the Company.  The agreement was established as the Company guaranteed the loans SAPLA took on to restore and rebuild the property 807 Esplanade,  New Orleans as a post-production facility.

Income Taxes

The Company has adopted ASC 740-10 “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Cash and Cash Equivalents

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

Accounts Receivable

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $171,062 and $195,623 at June 30, 2012 and June 30, 2011, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due to/Due from Related Parties

In September 2004, the Company entered into an agreement with SAP under which SAP provided the services of Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to us at cost.  Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company.   These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.

These other services may include accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business.

SAP assigned to the Company any proceeds arising from services performed by SAP on its behalf. SAP was granted the power and authority to enter into agreements on the Company’s behalf.   These agreements have terminated as of December 31, 2011.

SAP, Inc. directly or through related various Louisiana limited liability companies, have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company or paid expenses on each other’s behalf.

Peter Hoffman has contributed cash to the Company, as well as had salary accrued but unpaid on occasion over the last several years.   These amounts are reflected as Due To Related Parties.

Fee Income Receivable from Related Party -- Current and Long Term Receivable

Income due from SAPLA under the terms of an intercompany agreements with SAE Inc. whereby any revenue earned by SAPLA is due to SAE Inc.   Any fees due later than twelve months are classified as Long Term Receivable.

Film Costs

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

Music Costs/Assets

The initial material assets that were acquired comprise 52 completed sound recordings including two completed albums with DMX, up to two additional albums from DMX and up to five albums from Bone Thugs-N-Harmony.

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

Leasehold Improvements

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA owns, in its capacity, a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility for the Company’s use.  Additionally, SAFELA owns the capitalized leasehold improvements in 807 Esplanade and the related debt which financed the construction.  Through this acquisition, the Company has capitalized the leasehold improvements and assumed the debt related.  As the leasehold improvements and the debt are booked at the same amounts, no net assets were transferred into the Company and no additional consideration has been paid.

The post production facility commenced operations on July 1, 2012. The leasehold improvements will be amortized over the useful life of the lease.

Share Based Payments

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

Off-Balance Sheet Arrangements

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included in this Form 10-K are the audited financial statements for the Company, and it’s predecessor, PLC, for the years ended June 30, 2012 and 2011.  The financial statements as June 30, 2012,  and 2011  of the Company included in this Form 10-K have been audited by the Hall Group, CPAs, independent registered public accountants, as set forth in their report. The financial statements have been included in reliance upon the authority of them as experts in accounting and auditing.

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and  2011

Consolidated Statements of Operations for the Years Ended June 30, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity for Years Ended June 30, 2012 and  2011 .

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011

Notes to the Consolidated Financial Statements for the Years Ended June 30, 2012, and 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive and Chief Financial Officer as of June 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified no material weakness in our internal control.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management and Board of Directors conducted an evaluation of the effectiveness of our internal control over financial reporting which management believes incorporates the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at June 30, 2012.  Based on this evaluation, our management implanted the procedures and controls set forth in the Board Procedure Memorandum filed herewith and believes that these procedures and controls will be effective to achieve the COSO criteria and contain no material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

The Company has adjusted the Procedure Memorandum filed herein to comply with COSO.

Evaluation of Disclosure on Controls and Procedures

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following sets forth the name and position of each of our directors:

Name	Position	Age	Date First Elected or Appointed	Date of Expiration of Current Term (1)
Hubert Gibbs	Chairman, Director	52	April 9, 2010	June 30, 2015
Peter Hoffman	CEO, Director	62	September 2, 2004	June 30, 2015
Kate Hoffman	COO, Director	34	February 26, 2008	June 30,2015
Anthony Hickox	Director	44	October 15, 2007	June 30, 2013
Elaine New	Director	52	January 11, 2007	June 30, 2014
Daniel Reardon	Director	51	November 1, 2010	June 30,2014
Robert Kaiser	Director	57	September 1, 2011	Resigned September 17,2012
Brett Pogany	Director	36	June 2, 2012	Resigned September 17,2012
David Michery	Director	46	June 2, 2012	Next AGM
___________________

(1)
 The Directors served in their respective capacities since their election and/or appointment and will serve until the next Annual General Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles of Association.

The senior management serves at the pleasure of the Board of Directors.

No director and/or senior management had been the subject of any order, judgment, or decree of any governmental agency or administrator or of any court or competent jurisdiction, revoking or suspending for cause any license, permit or other authority of such person or of any corporation of which he is a director and/or senior management, to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining or enjoining any such person or any corporation of which he is an officer or director from engaging in or continuing any conduct/practice/employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security or any aspect of the securities business or of theft or of any felony.

The experience and qualifications of the directors and senior management for at a minimum the last five years are as follows:

The Honorable Hubert Gibbs has been our Chairman and one of our directors since April 9, 2010. After graduating from Oxford University in 1981, Mr. Gibbs started his career as an editor, reader and translator at Quartet Books UK. Subsequently he worked as a stock market analyst with Banque Bruxelles Lambert and then as an independent communications entrepreneur responsible for starting up various companies including Instlang.com which was sold to market leader SDL in 1999. Most recently Mr. Gibbs has been involved in financing and producing independent films, including As Good as Dead and The Killing Jar. Mr. Gibbs managed the family estate, Tyntesfield until it was taken over by the National Trust in 2002.

Peter Hoffman has been our Chief Executive Officer and one of our directors since September 2004 and is also our founder. Mr. Hoffman took over as Chairman on December 31, 2009 following the death of previous chairman Anthony Bryan but resigned that position on election of Hubert Gibbs as Chairman. Under Mr. Hoffman’s direction, we and our predecessors have produced and or distributed over thirty features since our inception including: Johnny Mnemonic, Never Talk To Strangers, 9 ½ Weeks II and Shattered Image. As our CEO, his responsibilities include, among others, the selection and production of motion pictures, strategic planning, business development, operations, financial administration, accounting, and reporting to the Board of Directors. Mr. Hoffman was previously President and CEO of Carolco Pictures. He was directly involved at Carolco in the production of a large slate of independent motion pictures, including Terminator 2, Basic Instinct, Total Recall, and Rambo III. Mr. Hoffman is a graduate of the Yale Law School and has participated as a lawyer and executive in numerous financial and tax-preferred financings for more than twenty-five years. Mr. Hoffman is the father of Kate Hoffman, our Chief Operating Officer and  Director.

Kate Hoffman has been our Chief Operating Officer (“COO”) and a director since February 2008. As our COO, her responsibilities include supervising the production of motion pictures and licensing and delivering our motion pictures to third parties. She began her career at the age of 17 as an intern for Hollywood casting directors, Mary Vernieu and Risa Gramon-Garcia. Ms. Hoffman then worked for film agent Mort Viner at International Creative Management until his retirement when she joined our predecessors in 1998. She has managed the development, production and delivery of films including The Believer, No Good Deed, Stander, and Asylum. In addition to her production responsibilities, Ms. Hoffman is responsible for international distribution, acquisitions and film financing. Ms. Hoffman is the daughter of Peter Hoffman, our Chief Executive Officer and a Director.

Anthony Hickox has been a director since October 2007. He is a film director, writer and producer. Mr. Hickox wrote and directed his first film, Waxworks at the age of 21. Mr. Hickox was involved in the production of or direction of Sundown, Warlock: Armageddon; Children of the Corn, Turn of the Screw; Carnival of Souls, and Hellraiser 3: Hell on Earth.

Elaine New was our Chief Financial Officer and a director from January 2007 until June 30, 2009 and then returned as CFO in January 2011 on the resignation of Michael Garstin. She is Cambridge University educated and is a Price Waterhouse (London) qualified Chartered Accountant. Elaine has been in the media industry for the last twelve years as Finance Director of Metrodome Group Plc., a UK film distributor. Ms. New was previously engaged as Financial Controller of Harrods International, helping to establish an airport retailing arm, and as Commercial Director of Outfit, a new division of Sears Womenswear Ltd that she helped to create in the latter part of the 1990s. Ms. New was on the Executive Committee of The Quoted Companies Alliance for almost three years helping represent small to mid-cap companies listed both on AIM and the main list of The London Stock Exchange.

Daniel Reardon has been a director since October, 2010. His activities have included arranging public and private financings, initial public offerings, mergers and acquisitions and other business consulting including positions with The Albert Corporation, where he presided over the acquisition, financing, development and sales of hundreds of condominium units in the Boston area. He is a founding shareholder of four public companies in a variety of industries ranging from mining to biotechnology. Pan Africa Mining Corp. and Sacre-Coeur Minerals, Ltd. Both are Canadian companies traded on the TSX Venture Exchange (Toronto). Mr. Reardon has a background in real estate tax incentive financing programs. He developed and structured tax incentive programs for owners of historic properties for the Architectural Trust in Washington, DC. Mr. Reardon administers several hundred million of incentives annually through the Federal Preservation Tax Incentive Program. He also served as CFO for Concrete Film Ventures, which financed several independent, feature film projects, raised venture capital through limited partnerships, and secured substantial lines of credit from media banks using off balance sheet receivable Presale and Gap financing on the following feature films: LEGACY starring David Hasselhoff, MY BROTHER THE PIG starring Scarlet Johansson and Eva Mendes, THE PAVILION starring Richard Chamberlain, and CHANGING HEARTS starring Faye Dunaway. Currently Dan is Executive Producing LUNATIC AT LARGE an original story by Stanley Kubrick based on a treatment by Jim Thompson Starring Scarlett Johansson and Sam Rockwell.

Robert Kaiser is currently and has been since 2007 Chairman and Chief Executive Officer of CLST Holdings, the remaining public company of Cellstar Inc. whose assets were sold in 2007. Mr. Kaiser held several executive positions, including chairman and chief executive officer of Cellstar from 2002 to 2007, an international logistics and distribution company in the communication industry with sales in excess of $2 billion. Mr. Kaiser was formerly the Chief Executive Officer of Mobile Star and SkyTel/Worldcom from 1996 to 2001. Mr. Kaiser was also the Chief Financial Officer of Southwestern Bell Mobile Systems from 1986-1996.   Mr. Kaiser resigned in September 2012.

David Michery is a record music executive with over twenty five years of industry success and experience. Mr. Michery has produced and/or owned eighteen gold and platinum albums, with Artists Candyman, Sandra Gillette, Nate Dogg, 12 Gauge, Brotherhood Creed, Shi and many others. Mr. Michery has served in an executive capacity for a number of top music industry labels, such as Head of Urban Music for All American Communication, D.B.A. Scotti Bros./BMG and Zoo/BMG (1993- 1997), A&R for MCA Records (1990-1993) and was the founder of Breakaway Entertainment (1997-1999) and American Music Corporation (2001-2007), where he released in excess of one hundred titles (2001-2007). In addition, Mr. Michery served as President of Death Row Records (1999-2001), where he worked on releasing records of hip hop superstars such as, Tupac's Greatest Hits, which includes the #1 hit single; “Changes”, Snoop Dogg's The Dog Pound, The Movie “Deathrow Uncut” and Deathrow's; “Chronic 2000.” From 2007 to joining Seven Arts, Mr. Michery worked on a number of special projects, such as DMX. Mr. Michery currently serves as the Chief Executive Officer of SAM , where he is overseeing the current and upcoming releases of DMX, Bone Thugs-N-Harmony, and Abie Flintstone.

Brett Pogany is a consultant who is focused on middle market companies. Since February 2012, he has been providing independent consulting services through the trade name Hayden Advisors. In 2004, he joined Ryan Beck & Co., a full-service middle-market investment bank headquartered in Florham Park, New Jersey, as a Vice President and was promoted to Director in 2006. In 2007, Ryan Beck was acquired by Stifel Nicolaus, an independent, full-service middle-market investment bank headquartered in St. Louis, Missouri, where he served as a director until February 2012. He is a graduate of the Wharton and Engineering Schools at the University of Pennsylvania.   Mr. Pogany resigned in September 2012.

Compensation

Since February 15, 2009, our compensation policies with respect to our directors and executive officers are established, administered, and the subject of periodic review by our Independent Directors in accordance with the NASDAQ Marketplace Rules. Total compensation accrued and/or paid (directly and/or indirectly) to the Directors and senior management during the fiscal year ended June 30, 2011 was $1,084,808. We have a Compensation Committee, consisting of Mr. Gibbs, Mr. Kaiser, and Mr. Reardon, all three Independent Directors, that reviews and approves all employee compensation and bonuses.

Year Ended June 30, 2012

				Long-Term Compensation
				Awards
	Annual Compensation			Securities	Shares/
			Other	Under	Units
			Annual	Option/	Subject to Resale	Payouts	All Other
Name	Salary ($)	Bonus ($)	Compensation ($)	SAR’s Granted (#)	Restrictions ($)	LTIP Pay outs ($)	Compensation ($)

Peter Hoffman	500,000	-	-	-	-	-	-

Elaine New	240,000

Kate Hoffman	79,000	-	-	-	-	-	-

Other Directors as a Group	32,700	-	-	-	-	-	-

Stock Options

Stock Option Grants from Inception to June 30, 2012

Name	Number of Options Granted	% Of Total Options Granted on Grant Date	Exercise Price per Share	Grant Date	Expiration Date	Mkt. Value of Securities Underlying Options on Date of Grant

Peter Hoffman	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Elaine New	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Kate Hoffman	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Robert Kaiser	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Dan Reardon	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Hubert Gibb	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Anthony Hickox	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Robert Kaiser	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Peter Hoffman	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Elaine New	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Kate Hoffman	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Robert Kaiser	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Dan Reardon	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Hubert Gibb	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Anthony Hickox	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Robert Kaiser	714	100%	$62.3	09/01/2011	08/31/2016	$62.3
Total Granted	11,424

1) 50% of the options vest on December 31, 2011
2) 50% of the options vest on December 31, 2012

In addition, we have granted stock options in the following amounts to the following in connection with financing services provided by them:

JMJ Financial - Warrants to purchase up to 119,098 shares of common stock at $2.10 per share, exercisable by June 27, 2016

Change of Control Compensation

We have now and have had in all periods described no plans or arrangements in respect of compensation received, or that may be received, by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per senior manager other than those set out in Peter Hoffman’s Employment Agreement.   Pursuant to the Employment Agreement, if we terminate Peter Hoffman without cause, we shall be entitled to pay SAP a lump sum of approximately $1,500,000.

Other Compensation

No senior management director received “other compensation” in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and senior management and Directors as a group did not receive other compensation which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Bonus/Profit Sharing/Non-Cash Compensation

Except for the stock options discussed above, we have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to some of our directors or senior management, except that our Board has adopted a bonus plan substantially in the following form:

1.
Compensation Committee will recommend amount of bonus pool each year, which will be 10% of pre-tax profits for the prior fiscal year. The CEO and the Compensation Committee will decide recipients of project-related awards and amounts.

2.	In future years, comparisons will be made to peer groups in the motion picture industry.

3.	There will be two types of annual bonuses:

(a)	Those related to the overall management of our company
(b)	Those related to performance on specific projects

4.	Managers in bonus pool:

(a)	Peter Hoffman (Chairman/CEO)
(b)	Kate Hoffman (COO)
(c)	Elaine New

5.	Management bonuses as follows:

	CEO	Management	Project Related
Company Results	40%	25%	15%
Individual Objectives	10%	30%	50%
Subjective	20%	20%	25%
Share Performance	30%	25%	10%

6.	Individual objects for Management will be agreed by the Board.

7.	Criteria include individual contributions to our overall profits.

Pension/Retirement Benefits

No funds were set aside or accrued by us during fiscal years 2009, 2010 or 2011 to provide pension, retirement or similar benefits for directors or senior management.

Executive Employment Agreements

We have an employment agreement with Peter Hoffman pursuant to which he will act as our CEO until December 31, 2013. In connection with the employment agreement, we have granted Mr. Hoffman

•	the right to sole responsibility for creative and business decisions regarding motion pictures we develop and produce,

•	a right of first refusal to produce remakes, sequels or prequels of motion pictures produced by Mr. Hoffman and acquired by us or any motion picture produced by us during his employment,

•	an annual salary of $500,000 per year plus bonuses, expenses and a signing option and

•
a right upon termination without cause to a lump sum payment of approximately $1,500,000, an assignment of all projects in development during the term of his employment and any amounts due upon such compensation as an excise tax.

We have an employment agreement with Kate Hoffman pursuant to which she will act as our Chief Operating Officer (headquartered in our London office) ad infinitum at a salary of £52,000 (approximately $92,158) per year plus bonuses and expenses. Ms. Hoffman’s contract contains a “non-compete" clause pursuant to which she will be excluded from competing against us for 6 months following the date of her termination.

We have an employment agreement with Elaine New pursuant to which she will act as our Chief Financial Officer (headquartered in our London office) ad infinitum at a salary of £150,000(approximately $269,826 ) per year plus bonuses and expenses. Ms. New’s contract contains a “non-compete” clause pursuant to which she will be excluded from competing against us for 6 months following the date of her termination.

All of the employment agreements grant us a right to injunctive relief if the respective employee breaches the agreement. With the exception of Ms. Hoffman’s and Ms. New’s agreements, the employment agreements do not contain “non-compete” clauses.

Director Compensation

Anthony Hickox will receive approximately $1,500 per meeting attended. Robert Kaiser received $1500 per month

Board of Directors Committees

We have an Audit Committee, which recommends to the Board of Directors the engagement of our independent auditors and reviews with the independent auditors the scope and results of our audits, our internal accounting controls, and the professional services furnished by our independent auditors. The current members of the Audit Committee are Mr. Kaiser (Chair), Mr. Gibbs and Mr. Reardon. The Audit Committee did not meet separately in the fiscal year ended June 30, 2012, but have met during the current fiscal year and will meet with the Group’s Auditors to review the year-end financial statements and the audit process.

Our Compensation Committee (Mr. Gibbs, Mr. Kaiser and Mr. Reardon) and Nominations Committee (Mr. Gibbs, Mr. Hickox and Mr. Reardon) are made up of three of our independent directors.

All Committees of the Board are organized pursuant to our Board of Directors Memorandum and resolutions of the Board of Directors. The terms of reference of each committee are based on the subject matter jurisdiction of each Committee. The Compensation Committee reviews and approves all employee compensation and bonuses. The Nomination Committee proposes candidates for election to our Board of Directors.

All meetings of each Committee are on an ad hoc basis, decisions are made by majority vote and all decisions are reported to the full Board of Directors for approval.

Employees

As of the date of this document  , Seven Arts had 21 employees and independent contractors, providing full-time services. Our affiliates employ many part time employees for production of our motion pictures, but we do not engage temporary employees on any regular or material basis. We are not signatory to any labor union collective bargaining agreements, but our affiliates in the United States are signatory to the current Writer’s Guild of America, Directors Guild of America and IATSE Low Budget Agreements and have in the past been signatory to the Screen Actors Guild Agreement. Our employees have ranged from a low of six to a high of twenty one over the last three fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

Compensation

Since February 15, 2009, our compensation policies with respect to our directors and executive officers are established, administered, and the subject of periodic review by our Independent Directors in accordance with the NASDAQ Marketplace Rules.   Total compensation accrued and/or paid (directly and/or indirectly) to the Directors and senior management during the fiscal years ended June 30, 2012 and 2011 was  $1,079,387 and $1,084,808, respectively.

We have a Compensation Committee, consisting of Mr. Gibbs and Mr. Reardon,  both  Independent Directors, that reviews and approves all employee compensation and bonuses.

Year Ended
June 30, 2012

				Long-Term Compensation
				Awards
	Annual Compensation			Securities	Shares/
			Other	Under	Units
			Annual	Option/	Subject to Resale	Payouts	All Other
Name	Salary ($)	Bonus ($)	Compensation ($)	SAR’s Granted (#)	Restrictions ($)	LTIP Pay outs ($)	Compensation ($)

Peter Hoffman	500,000	-	-	-	-	-	-

Elaine New	240,000

Kate Hoffman	79,000	-	-	-	-	-	-

Other Directors as a Group	32,700	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth information regarding the ownership of our common stock as of August 31, 2012 by (i) each person known by the Company to own beneficially more than five percent (5%) of our common stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all directors and executive officers of the Company as a group.

		Amount of
		Beneficial	Percent of
Name of Beneficial Owner (2)	Address of Beneficial Owner	Ownership (2)	Class
SERIES A PREFERRED (11)
Palm Finance issued and certificated (11)	233 Wilshire Blvd, Suite 200, Santa Monica, CA 90401	125,125	100%
Palm Finance issued not certificated (11)	234 Wilshire Blvd, Suite 200, Santa Monica, CA 90401	-	0%

SERIES B PREFERRED (12)
David Michery (12) (35,500 prefs + 38,000)	8439 Sunset Boulevard, West Hollywood, CA 90069	83,500	46%
David Michery Trust (12) (5,000 prefs + 5,000)	c/o 8439 Sunset Boulevard, West Hollywood, CA 90069		0%
Lincoln Centre Equities	c/o 8439 Sunset Boulevard, West Hollywood, CA 90070	59,500	33%
Lincoln Centre Growth Partners	c/o 8439 Sunset Boulevard, West Hollywood, CA 90071	10,000	6%
Jason Shapiro	c/o 8439 Sunset Boulevard, West Hollywood, CA 90072	10,000	6%

COMMON STOCK
Peter Hoffman(3)	8439 Sunset Boulevard, West Hollywood, CA 90069	360,000	12%
Kate Hoffman (4)	136-144 New Kings Road, London SW6 4LZ	714	*
Elaine New (5)	136-144 New Kings Road, London SW6 4LZ	714	*
Robert Kaiser (6)	8439 Sunset Boulevard, West Hollywood, CA 90069	4,714	*
Hubert Gibbs (7)	136-144 New Kings Road, London SW6 4LZ	714	*
Dan Reardon (8)	8439 Sunset Boulevard, West Hollywood, CA 90069	714	*
Tony Hickox (9)	8439 Sunset Boulevard, West Hollywood, CA 90069	714	*
David Michery (10)	8439 Sunset Boulevard, West Hollywood, CA 90069	-	*
Brett Pogany		-	*
Total officers and directors as a group (9 persons) (16)	8439 Sunset Boulevard, West Hollywood, CA 90069	368,286	12.64%

5% HOLDERS
Palm Finance	233 Wilshire Blvd, Suite 200, Santa Monica, CA 90401	119,167	4%
David Michery (10)	8439 Sunset Boulevard, West Hollywood, CA 90069	38,000	0%
__________________
* =Less than 1%

(1) As at August 31, 2012, 2,907,100 shares of common stock were issued and outstanding.

(2) Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities and includes shares underlying convertible debentures, warrants and options that have been issued, granted and have vested and not been exercised and shares underlying options that will vest within the next 60 days only in respect to any person listed in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all common stock shown as beneficially owned by him/her.

(3) Represents 714 shares underlying options that are exercisable within 60 days of this prospectus and 2,143 shares of common stock issued to New Moon, a company controlled by Peter Hoffman and pledged to Armadillo Ltd. Also includes 357,143 shares that are pledged to JMJ Financial in connection with Mr. Hoffman’s full recourse personal guarantee of the Company’s obligations to JMJ Financial.

(4) Represents 714 shares of common stock underlying options that are exercisable within 60 days of this proxy statement.

(5) Represents 714 shares of common stock underlying options that are exercisable within 60 days of this proxy statement.

(6) Represents 3,429 shares of common stock held of record and beneficially and 90,000 shares of common stock underlying options that are exercisable within 60 days of this proxy statement.

(7) Represents 714 shares of common stock underlying options that are exercisable within 60 days of this proxy statement.

(8) Represents 714 shares of common stock underlying options that are exercisable within 60 days of this proxy statement

(9) Represents 714 shares of common stock underlying options that are exercisable within 60 days of this proxy statement.

(10) David Michery is the record and beneficial owner of 38,000 shares of Series B Preferred Stock, none of which is convertible into shares of our common stock until September 30 2012, at which time the conversion price will be confirmed. Mr. Michery is also the record owner of an additional 35,500 shares of Series B Preferred Stock, all of which are subject to a two-year earnout provision. Mr. Michery is also the beneficial owner of 10,000 shares held in David Michery Trust. Mr. Michery retains all of the voting rights in respect of such shares. Mr Michery has the right in his contract to 28,571 options to buy common stock but these are not as yet granted.

(11) The per-share conversion price for the Series A Preferred Stock is $10.50 125,125 shares of Series A Preferred Stock are certificated.

(12) The per-share conversion price for the Series B Preferred Stock will be confirmed after September 30, 2012, as a function of 110% of the net asset value per share as of September 30, 2011, as then modified for any issuances of shares during the one-year period thereafter if such issuances are at or below 80% or below of $1.10 per share. None of these shares is convertible into shares of our common stock until September 30 2012. The holders retain all of the voting rights in respect of such shares. 120,000 of the 180,000 shares are subject to certain earn-out provisions. The holders retain all of the voting rights in respect of such shares.

(13) Represents 119,167 shares of common stock underlying the shares of Series A Preferred Stock.

(14) The Company believes that Jake Shapiro is the person with voting and disposition powers in respect of such shares.

(15) The Company believes that Richard D. Smith is the person with voting and disposition powers in respect of such shares.
(16) Includes all information in footnotes 3 through 10, inclusively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATED TRANSACTIONS

In connection with the loan of $500,000 with JMJ Financial entered into on June 27, 2012, and a new loan entered into after year-end with Tonaquint Inc. of $435,000, the Company issued to Mr. Hoffman, our CEO, who in turn pledged to each 8,000,000 and 7,000,000 shares of our common stock, in exchange for a portion of our existing indebtedness to Mr. Hoffman.  Mr. Hoffman has agreed to return these shares to us if not levied on by the pledge.

We have entered into several agreements and arrangements with SAP, an entity that owns approximately 2,340 shares of our common stock including 2,000 shares of common stock pledged to Apollo Media GmbH & Co Filmproduktion KG and the balance is pledged to other lenders. Until September 10, 2011 the majority beneficial shareholder of SAP Inc. was our Chief Executive Officer, Peter Hoffman. These transactions include:

●
Upon acquisition of control of our Group by SAP in September 2004, we entered into an agreement with SAP under which SAP provided the services of Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to us at cost. Pursuant to two inter Company agreements, SAP also from time-to-time has and will own limited liability companies in the United States which distribute our motion pictures for a fee, with all profits ensuing to our benefit. These companies may also provide other services to us at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which are reflected in our financial statements. These other services may include accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of our business. SAP has assigned to us any proceeds arising from services performed by SAPon our behalf. We have granted SAP the power and authority to enter into agreements on our behalf. SAP is not to take any actions on our behalf without our approval. These agreements have terminated as of December 31, 2011.

●
Because we do not have a working capital line of credit for movie production,  SAP directly or through various Louisiana limited liability companies of which it is managing member, have from time-to-time made non-interest bearing advances to us or our subsidiaries, when we have been unable to collect our receivables on a timely basis or have received advances back from us. All advances have been for customary working capital purposes or payment of invoices on each other’s behalf, and the net totals are $2,725,974  as of June 30 2011 and $1,055,633 as of June 30, 2012 owed to the Company.

●
Together with SAP, our predecessor entered into a settlement agreement, dated September 30, 2006, with ApolloMedia GmbH & Co. Filmproduktion KG (“ApolloMedia”) related to a dispute regarding amounts ultimately payable to ApolloMedia from distribution of the motion picture Stander and one of our subsidiaries’ assumption of indebtedness of approximately $2,000,000 related to Stander upon acquisition of control of our Group by SAP. The Settlement Agreement fully releases us and our subsidiaries from any liability to ApolloMedia in exchange for a payment of $1,800,000 to be made by SAP (of which $175,000 has been paid). In connection with the SAP’s payment obligation of the settlement amount to ApolloMedia, we issued 20,000 ordinary shares to SAP which SAP immediately pledged to ApolloMedia to secure SAP.’s obligations under the settlement agreement. SAP has agreed that it will (1) return to us all ordinary shares in excess of 5,714 not necessary to satisfy SAP’s obligations to ApolloMedia and (2) deliver to us from SAP’s ordinary shares, any ordinary shares in excess of 1,143 in fact sold by SAP to satisfy the indebtedness to ApolloMedia under the settlement agreement. The shares pledged to ApolloMedia will be sold by it as necessary for ApolloMedia to derive net proceeds of $1,625,000, and any pledged shares remaining after such sale will be returned to us.

We have entered into several agreements and arrangements with Seven Arts Pictures Louisiana LLC (“SAPLA”), controlled by Mr. Hoffman’s wife. These transactions include:

A guarantee that we provided to SAPLA to cover its indebtedness under a Credit Agreement that SAPLA entered into with Advantage Capital Community Development Fund, L.L.C. (“Ad Cap”), dated October 11, 2007, for the acquisition and improvement of a production and post- production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“Property”).  The aggregate borrowing amount under this facility was $3,700,000, all of which was drawn down as of April 30, 2010.  In November 2010 Palm Finance Inc. (“Palm”), one principal lender, acquired this mortgage secured on the facility for $1,000,000 and agreed to extend a construction facility of $1,850,000 to complete the facility.  We have accrued and recorded as our liability the amount of the construction loan, as well as the sum of $1,000,000 paid by Palm to AdCap to acquire the AdCap facility plus a contingent sum of $750,000 due to AdCap (contingent on receipt of the tax credit revenues).    We have  a 30-year lease on the Property which requires our production/post-production facility on the Property, and we retain the right to the proceeds from disposition of the tax credits described below and all revenues generated by the production/post-production facility.  If we cease operation of the Property for those purposes, the Property will revert to SAPLA, but we retain all proceeds from disposition of the tax credits as fee income, as discussed below.

We do not anticipate the use of any material amount of our working capital to operate this facility, and we expect to realize proceeds from disposition of substantial film production, film infrastructure, historic rehabilitation and other state and federal tax credits from the acquisition, renovation, and operation of the Property as a post- production facility.  In particular SAPLA has submitted audited expense reports which would generate approximately $3,500,000 in Louisiana film infrastructure tax credits $2,500,000 in Louisiana historic rehabilitation credits and $2,500,000 in Federal historic preservation tax credits (now approved), all of which are payable to us as fees under the related party agreement between SAE Inc. and SAPLA.

The EBT currently owns 2,857 shares of our outstanding common stock. We advanced a loan at a nominal rate of interest of totaling approximately £2,300,000 (approximately $3,450,000) to EBT consisting of approximately £1,500,000 (approximately $2,250,000) cash and 1,600,000 ordinary shares of Armadillo Investments Plc. (“Armadillo”).  On October 30, 2008, the EBT acquired 3,000,000 of our convertible preference shares from Armadillo for £1,500,000 (approximately $2,250,000) payable in three equal installments of £500,000 each on execution, and six months and twelve months thereafter, and for a return to Armadillo of 1,600,000 ordinary shares of Armadillo. We have guaranteed the remaining two payments aggregating approximately £1,000,000 (approximately $1,500,000) at current exchange rates due to Armadillo, but have not yet advanced these sums to EBT which is therefore in default on both payments.

Together with SAP, we have guaranteed a $4,000,000 loan of December 17, 2007 between Palm and Gone To Hell Ltd., a company controlled by our Chief Operating Officer and Director Kate Hoffman. The loan was made exclusively to finance our motion picture Nine Miles Down and is secured by the distribution rights to that motion picture. The loan carries an annual rate of interest of 15% and became due on June 30, 2009. We have entered into a forbearance agreement with Palm extending the due date of this loan to December 31, 2011.

We entered into a loan and security agreement dated January 15, 2009 in the amount of $750,000 as a borrower together with SAP and certain limited liability companies controlled by SAP in connection with the production of our motion picture Night of the Demons (“NOTD”). The loan was made to finance NOTD and is secured by the distribution rights to NOTD. The loan bears an annual rate of interest of ten percent (10%) per annum. The loan became due on or about March 31, 2010 and is being repaid from distribution revenues of NOTD and debt/equity swaps. As of June 30, 2012 the outstanding balance on this loan was $175,000.

We engage as an employee and director, Kate Hoffman, who is the daughter of Peter Hoffman, our Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011 was $160,000 and  $105,000 , respectively.

(2) Audit Related  Fees

Fees incurred related to the review of the Company’s financial statements in conjunction with the Company’s 10-Q filings, and for other audit related services, for the fiscal years ended June 30, 2012 was $94,000 and $0.

(3) Tax Fees

None

(4) All Other Fees

None

(5) Audit Committee Policies and Procedures

The Hall Group CPAs were ratified by the Company’s audit committee and board of directors.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not Applicable

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.1 Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2012 and  2011
Consolidated Statements of Operations for the Years Ended June 30, 2012 and 2011
Consolidated Statement of Changes in Stockholders’ Equity for Years Ended June 30, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and  2011
Notes to the Consolidated Financial Statements for the Years Ended June 30, 2012, and 2011

a.2 Form 8-K

During the year ended June 30, 2012, and subsequent to the year-end through October 14, 2012, the Company filed the following Form 8-K’s and other filings:

●	September 30, 2011
●	November 3, 2011
●	January 18, 2012
●	An S-8 was filed on February 1 2012
●	A 14A was filed on February 24 2012 (revised on March 14 2012)
●	March 16 2012
●	April 5, 2012
●	June 26, 2012
●	An S-8 was filed on July 6, 2012
●	July 11, 2012
●	July 24, 2012
●	August 6, 2012
●	An S-3 was filed on August 20, 2012
●	August 20, 2012
●	August 30, 2012
●	September 7, 2012
●	September 14, 2012
●	September 28, 2012
●	October 2, 2012

a.3 Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

b. Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seven Arts Entertainment Inc.

By:	/s/

By:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Seven Arts Entertainment, Inc. (formerly Seven Arts Pictures, Plc.)

We have audited the accompanying consolidated balance sheets of Seven Arts Entertainment, Inc. (formerly Seven Arts Pictures, Plc.) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Seven Arts Entertainment, Inc.’s internal control over financial reporting as of June 30, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Arts Entertainment, Inc. (formerly Seven Arts Pictures, Plc.) as of June 30, 2012 and 2011, and the results of its operations, comprehensive income and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

October 14, 2012

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc)
Consolidated Balance Sheets
As of June 30, 2012 and June 30, 2011

	June 30,	June 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,658	$8,785
Accounts receivable, net of allowance for doubtful accounts of $171,062 and $195,623	192,035	431,891
Due from related parties	2,116,538	4,920,586
Fee income receivable from related parties	5,896,970	-
Other receivables and prepayments	849,845	1,620,895
Total Current Assets	9,176,046	6,982,157
Long term receivable from related parties	1,643,928
Film costs, less amortization and impairment of $10,458,823 and $2,843,734	14,612,609	23,133,560
Music assets, less amortization of $0 and $0	2,923,474	-
Leasehold Improvements, less amortization of $0 and $0	4,551,270	-
Property and equipment, net of accumulated depreciation of $111,232 and $106,671	16,137	24,540
TOTAL ASSETS	$32,923,464	$30,140,257

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$-	$987
Accounts payable	1,152,977	2,569,275
Accrued liabilities	2,758,844	2,382,916
Due to related parties	1,060,905	2,194,610
Shares to be issued	200,000	-
Participation and residuals	114,215	503,187
Other loans	7,163,731	1,755,250
Film & production loans	6,124,428	10,890,430
Deferred income	849,080	407,763
VAT payable	-	1,477,586
Provision for earn-out	50,000	-
Total Current Liabilities	19,474,180	22,182,004
TOTAL LIABILITIES	$19,474,180	$22,182,004

STOCKHOLDERS' EQUITY
Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 0 authorized and outstanding
	$1,251,250	$-
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 180,000 and 0 outstanding
	4,762,952
Convertible redeemable Series B shares held in escrow	(3,163,636)
Common stock ; $0.01 par value, 35,992,964 authorized, 1,739,900 issued and outstanding	17,399	-
Common stock; £0.25 par value; 20,527,360 shares authorized;
0 and 37,759 issued and outstanding	-	1,121,208
Deferred stock; £0.45 par value; 0 and 13,184,000 shares authorized;
0 and 13,184,000 shares issued and outstanding	-	11,636,594
Deferred stock; £1.00 par value; 0 and 2,268,120
shares issued and outstanding	-	3,876,745
Additional paid in capital	18,866,060	11,118,198
Convertible debentures	-	3,432,450
Receivable from EBT	-	(1,237,417)
Retained earnings (accumulated deficit)	(8,271,186)	(2,037,337)
Current Earnings	(13,555)	1,461,554
Shareholders' equity	13,449,284	7,958,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,923,464	$30,140,257

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended June 30, 2012 and 2011

	Year Ended June 30,
	2012	2011
Revenue:
Film revenue	$823,006	$2,758,359
Fee related revenue - related party	9,447,544	570,020
Discount on fee income from related party	(1,906,646)
Total revenue	8,363,904	3,328,388
Cost of revenue
Amortization and impairment of film costs	3,996,576	2,843,734
Other cost of revenue	899,065	604,262
Cost of revenue	4,895,641	3,447,996
Gross profit	3,468,263	(119,608)
Operating expenses:
General and administrative expense	2,251,139	1,852,303
One time revaluation due to asset transfer	6,459,247	-
Bad debt expense	307,481	234,429
Total operating expenses	9,017,867	2,086,732
Income (loss) from operations	(5,549,604)	(2,206,340)
Non-operating income(expense)
Other income	31,100	4,458,621
Interest expense	(2,752,682)	(829,878)
Interest income	-	71,681
Total non-operating income (expense)	(2,721,582)	3,700,424
Income (loss) before taxes	(8,271,186)	1,494,084
Change in debt derivative	-	(32,530)
	(8,271,186)	1,461,554
Provision for income tax (benefit)	-	-
Net income (loss)	$(8,271,186)	$1,461,554

Comprehensive income (loss):
Net income (loss)	(8,271,186)	1,461,554
Foreign exchange translation gain (loss)	(13,555)	(249,926)
Comprehensive income (loss)	(8,284,741)	1,211,628
Earning Per Share
Weighted average number of common shares used in the profit (loss) per share calculation:
Basic	453,057	26,982
Diluted	453,057	26,982

Basic profit/ (loss) per share	$(18.29)	54.17
Diluted profit/ (loss) per share	$(18.29)	54.17

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Income) Loss	$(8,284,741)	$1,461,554
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	8,403	14,026
Amortization and Impairment of Film Costs	3,996,574	2,843,734
One Time Revaluation Due to Asset Transfer	6,459,248	-
Forgiveness of Debt and Interest	-	(4,458,624)
Common Stock Issued for Services	640,527	-
Stock Option Expense	173,797	-
Decrease in Trade Receivables	239,856	1,046,509
Decrease in Due from Related Parties	609,436	969,570
Increase in Fee Income Receivable from Related Party	(7,540,898)	-
(Increase) Decrease in Other Receivables and Prepayments	771,050	(1,429,711)
(Decrease) in Bank Overdrafts	(987)	987
Increase (Decrease) in Accounts Payable	(1,416,298)	233,219
Increase in Accrued Liabilities	186,957	36,922
Increase in Due to Related Parties	1,060,905	-
Increase (Decrease) in Deferred Income	441,317	(1,052,464)
(Decrease) in VAT Payable	(1,477,584)	-
Increase in Provision for Earn Out	50,000	-
Net Cash Used in Operating Activities	(4,082,438)	(334,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of Film Costs	(1,934,871)	(2,168,426)
Acquisition of Music Assets	(2,923,474)	-
Acquisition of Leasehold Improvements	(4,551,270)	-
Purchase of Property and Equipment	-	(12,177)
Net Cash Used in Investing Activities	(9,409,615)	(2,180,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	8,116,830	-
Assumption of Debt	3,001,270	-
Cash Payments on Debt	(1,313,337)	-
Conversion of Debt to Common Stock	(9,162,285)	-
Proceeds form / (Repayment of) /participation equity / Investment
and notes payable		(230,434)
Issuance of Preferred Stock for Cash	1,251,250	-
Issuance of Preferred Stock for Acquisition of Music Assets	1,599,316	-
Issuance of Common Stock for Cash	500,000	-
Issuance of Common Stock for Debt Conversion	9,162,285	2,977,208
Net Increase in Equity From Asset Transfer	448,597	-
Net Cash Provided By Financing Activities	13,603,926	2,746,774

Effect of exchange rate changes on cash	-	(249,926)

NET INCREASE (DECREASE) IN CASH	111,873	(18,033)
CASH AT BEGINNING OF PERIOD	8,785	26,818
CASH AT END OF PERIOD	$120,658	$8,785

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$-	$149,326
Cash paid during the year for income taxes	$-	$-
Related party advances settled by shares owned by EBT	$-	$164,500
Inerest of loan payable capitalized on film assets	$-	$50,262
Accrued interest included in loan payable amount	$2,939,546	$2,244,903
Share based compensation expense	$-	$87,206
Shares issued for services	$640,527	$-
Shares issued in payment of debt and interest	$9,162,285	$-

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statement of Stockholders' Equity
For the Years Ended June 30, 2012 and 2011

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Common Stock		Deferred Stock 2		Deferred Stock 1		Additional Paid-In	Non Redeemable Convertible Loans		Shares held in escrow		Accumulated	Current	Comprehensive income-Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Shares	Amount	profit/deficit	Earnings	adjustment	Total
Balance at July 1, 2010					1,495,460	$641,126	1,495,460	$2,564,504	13,184,000	$11,636,594	$7,126,958	1,750,000	$3,432,450			$(21,413,746)		$(1,787,412)	$2,200,474

Asher & Trafalgar shares issued December 2010					267,522	$126,850	267,522	$507,400			$716,619								$1,350,869
EBT shares sold											$579,843								$579,843
Trafalgar, Isaac & New Moon shares issued February 2011					355,138	$142,497	355,138	$569,988			$608,013								$1,320,498
Correction to Asher/Trafalgar 2010								$(5,987)			$3,423								$(2,564)
Palm Finance shares issued March 2011					150,000	$60,210	150,000	$240,840			$82,950								$384,000
TCA & Eden shares issued May 2011					275,011	$110,385					$554,115								$664,500
J Shapiro shares issued June 2011					100,000	$40,140					$208,860								$249,000
Translation adjustment																		$(249,925)	$(249,925)
Net income																$1,461,558			$1,461,558

Balance at June 30, 2011	0	$0	0	$0	2,643,131	$1,121,208	2,268,120	$3,876,745	13,184,000	$11,636,594	$9,880,781	1,750,000	$3,432,450	0	$0	$(19,952,188)	$0	$(2,037,337)	$7,958,253

Impact of Asset Transfer Agreement					(2,643,131)	$(1,121,208)	(2,268,120)	$(3,876,745)	(13,184,000)	$(11,636,594)	$(9,880,781)	(1,750,000)	$(3,432,450)			$(19,952,188)		$2,037,337	$(7,958,253)

One for one share issue on transfer of assets from Seven Arts Pictures Plc					92,519	$925					$(925)								$0
Transfer of Seven Arts Pictures Plc (PLC) assets and liabilities to Seven Arts Entertainment Inc.											$8,406,849								$8,406,849
Shares issued to Seven Arts Pictures Plc to cover remaining liabilities					28,571	$286					$(286)								$0
Common stock issued for cash					21,785	$218					$499,782								$500,000
Common stock issued for consultancy fees					75,125	$751					$639,776								$640,527
Common stock issued in exchange for debt					1,268,581	$12,686					$6,561,179								$6,573,865
Common stock issued on convertible notes					253,319	$2,533					$2,585,887								$2,588,420
Issued Series A preference stock at $10 par value	125,125	$1,251,250																	$1,251,250
Issued Series B preference stock at $100 par value			180,000	$4,762,952															$4,762,952
Series B preference shares held in escrow														120,000	$(3,163,636)				$(3,163,636)
Stock based compensation:
Options issued for wages and benefits											$173,797								$173,797
Foreign currency translation adjustments																			$0
Net income																	$(8,271,186)	$(13,555)	$(8,284,741)

Balance at June 30, 2012	125,125	$1,251,250	180,000	$4,762,952	1,739,901	$1,739,900	-	$-	-	$-	$18,866,060	-	$0.00	120,000	$(3,163,636)	$0	$(8,271,186)	$(13,555)	$13,449,284

The accompanying notes are an integral part of these consolidated financial statements.

INSERT TABLE

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Seven Arts Entertainment, Inc. (herein referred to as “the Company”, “Seven Arts” or “SAE,”), a Nevada Corporation, is the continuation of the business of Seven Arts Pictures Plc. (“PLC”), which was founded in 2002 as an independent motion picture production and distribution company engaged in the development, acquisition, financing, production, and licensing of theatrical motion pictures for exhibition in domestic (i.e., the United States and Canada) and foreign theatrical markets, and for subsequent worldwide release in other forms of media, including home video and pay and free television. The Company currently owns interests in 33 completed motion pictures, subject in certain instances to the prior financial interests of other parties.  As discussed herein, in late February 2012, the Company formed Seven Arts Music, Inc. (“SAM”) and acquired 52 completed sound recordings of the recording artist DMX from David Michery (“Michery”) with the rights to additional albums and acquired 100% of the stock of Big Jake Music (“BJM”).  As a result, the Company is also in the business of producing and distributing recorded music.  On June 30, 2012 Seven Arts Filmed Entertainment LLC (“SAFELA”) was transferred to the Company.  SAFELA, which is now 60% owned by the Company, has a 30 year lease to operate a film production and post-production facility at 807 Esplanade in New Orleans, Louisiana.  The post production facility commenced operations on July 1, 2012.

On June 11, 2010, SAE, was formed and became a wholly owned subsidiary of PLC.    As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer certain assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 28,571 shares (adjusted for the 1:70 reverse stock split discussed herein) of SAE were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

On August 31, 2011, NASDAQ approved the substitution of one share of SAE, Inc. stock for the Company's NASDAQ listing, effective at the opening of trading on September 1, 2011. On that date, each of the Company's ordinary shares were exchanged for one share of common stock of SAE, and commenced trading on NASDAQ as the successor to the Company's NASDAQ listing. This transaction was approved by the Company’s shareholders at the Company’s Extraordinary General Meeting on June 11, 2010.     On August 31, 2012, the Company announced a 1:70 reverse stock split, which was effective immediately.   All share references herein have been adjusted to reflect this split.

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors liquidation under English law (See Note 12 – Commitments and Contingencies). Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.   In accordance with the asset transfer agreement, PLC has been issued 28,571 shares of common stock of SAE in order to satisfy these obligations.

In connection with the acquisition of the music assets of Michery, the Company issued 50,000 shares of our Series B convertible preferred stock, par value $100 convertible at approximately $1.10 per share) to Michery and his assigns and agreed to issue an additional 50,000 shares of the Company’s Series B convertible preferred stock to Michery and his assigns if two DMX albums and two Bone Thugs-N-Harmony albums generate an aggregate of net earnings before interest and taxes of $5,000,000 during the next five fiscal years. The second 50,000 shares are currently held in escrow.  Michery is the Chief Executive Officer of SAM.

In connection with the acquisition of the stock of BJM, the Company issued 10,000 shares of the Company’s Series B convertible preferred stock, par value $100 convertible at approximately $1.10 per share) to Jake Shapiro and his assigns and agreed to issue an additional 70,000 shares of our Series B convertible preferred stock to Shapiro and his assigns if certain specific terms are met 40,000 shares are subject to proving valuation and usage of  certain advertising credits and 30,000 shares are subject to an earnout over a two year period.  The 70,000 shares are currently held in escrow.

Seven Arts Pictures Louisiana LLC, (“SAPLA”), a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”) for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has now assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenues) due to an agreement with the now mortgagor Palm Finance. A construction loan of $1,850,000 previously guaranteed by the Company has now also been assumed by the Company, through SAFELA, for the grant of a 30 year lease on the property 807 Esplanade to operate a film  production and post-production facility

On August 31, 2012, the Company announced a 1-for-70 reverse split of its common stock effective as of 4:01p.m. EDT. The new CUSIP number is 81783N 201.  By virtue of the reverse split, every 70 shares of the  outstanding common stock were combined and converted into one share of new common stock with resulting fractional shares rounded up to the next whole share.  The Company also announced that it will proportionately reduce the number of its authorized shares of common stock.

Seven Arts also announced that, subject to appropriate and required regulatory filings and approvals, it has declared a warrant dividend to those persons beneficially owning its common stock as of the close of the markets on August 31, 2012. For every ten pre-reverse split shares of common stock held as of such date and time, the holders thereof will be entitled to receive one warrant as a dividend. Until its expiration date, each warrant, once distributed following such approvals, will be exercisable for the purchase of one share of the Company's post-reverse split common stock at a price equivalent to today's post-reverse split closing bid price. The warrants will expire on the earlier of (i) the date that the holder disposes of the common stock in respect of which the warrant dividend was declared, if such disposition occurs on or before the close of the markets on October 31, 2012, or (ii) 5:00 p.m., PST, on January 31, 2013. Seven Arts does not expect that a secondary market will develop for such warrants.

On September 14, 2012 the Company’s  common stock began trading on the OTC Market’s OTCQB marketplace.  The Company’s common shares  trade under the Company’s  symbol “SAPX.”  The Company is applying to trade on the highest OTC marketplace, OTCQX, but is trading on the OTCQB tier until the Company is eligible to trade on the OTCQX.

Trading of the Company’s common stock on The NASDAQ Capital Market was suspended at the opening of business on September 14, 2012, due to the fact that the Company did not meet the $1 minimum bid price stock listing requirement of NASDAQ for ten trading days prior to September 20, 2012, the expiration date on the Company’s six-month extension  to meet this listing requirement.

Capital Structure:

SAE’s authorized capital is 250,000,000 shares of capital stock.  SAE has authorized the following classes of stock:

●
35,667,840  shares of common stock authorized, $.01 par value per share.   As of June 30, 2012, there were 1,739,900 shares of common stock outstanding, all of which are fully paid and non-assessable  (including the 28,571 shares issued to SAP Plc. as part of the asset transfer agreement approved by the SEC in January 2011). Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

●	125,125 shares of Series A Preferred Stock with a $10.00 par value per share, issued to one shareholder in November 2011. These shares have a conversion price to common stock of $10.50 per share.

●
200,000 shares Series B Preferred Stock with a $100.00 par value per share, issued in February, 2012, 120,000 of such shares are held in escrow subject to earn out provisions. The per share conversion price for the Series B Preferred Stock is $1.10 per share.

●	214,007,035 shares of unallocated capital stock

SAE is now a United States issuer and commenced regular quarterly reporting from the first quarter ended September 30, 2011.

Audited Financial Statements:

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are audited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. The Company’s predecessor, PLC, was considered a foreign filer as of its June 30, 2011 year-end, and therefore filed a Form 20-F in December 2011.   The 2011 comparative information for the year ended June 30, 2011 have been derived from the June 30, 2011 20-F filing.

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

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Seven Arts Entertainment, Inc. (“SAE”), and its subsidiaries:

●	Seven Arts Filmed Entertainment, Limited (“SAFE, Ltd.”) (100% owned)
●	Seven Arts Music, Inc. (“SAM”) (100% owned) and
●	Big Jake Music, Inc. (“BJM”) (100% owned)
●	Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) (As of June 30, 2012) (60% owned by SAE, 40% owned by Palm Finance)

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule,  ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." The Company does not have any variable interest or special purpose entities.    Going forward, the Company will present Palm Finance’s 40% share of SAFELA’s profit or loss as a noncontrolling interest.

The Company prepares its financial statements on the accrual basis of accounting and in accordance with Generally Accepted Accounting Principles of the United States of America (“US GAAP”). All material intercompany balances and transactions are eliminated.  Management believes that all adjustments necessary for a fair presentation of the results of the year ended June 30, 2012 and 2011 have been made.

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

FILMS

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

Minimum guarantee revenue (i.e., non-refundable advances) is recognized as and when the film is available for delivery to the respective territories. Cash deposits received on the signing of the contracts are recorded as deferred revenue until the film is available for delivery (as described above) at which point the deferred revenue is recognized as revenue. The Company does not recognize any revenues relating to minimum guarantee on any motion picture or related amortization expense on that picture until United States theatrical release if it has agreed with the licensees that delivery or payment of minimum guarantee will be delayed for any material period of time to permit such a theatrical release.

Royalty revenue, which equates to an agreed share of gross receipts of films, is recognized as income as and when the Company is notified of the amounts by the customers through their royalty reports. Revenue is recorded net of any sales or value added taxes charged to customers.

MUSIC

Revenue, which equates to an agreed share of gross receipts, is recognized as income when the Company is notified of the amounts by the distribution agent through their distribution reports.

Revenue is recorded:

a)	net of any sales or value added taxes charged to customers
b)	net of discounts agreed with customers
c)	net of returns provision agreed with the distributor and
d)	grossed up for the distribution fee charged by the distribution agent.

Revenue from digital distribution will be reported by the various digital platforms such as  iTunes in their periodic reports and posted as received.

FEE RELATED REVENUES

Many countries make tax credits available to encourage film production in the territory. Seven Arts benefits from tax credits in:

a)	The UK and several other European territories for their European productions
b)	Canada for their Canadian productions
c)	Louisiana for their US productions
d)	Tax preferred financing deals

These tax credits may be treated as a reduction in the capitalized costs of the film assets they are financing or as producer fees to us if the tax credits are earned and owned by a company in the Group and paid to us as overhead or producer fees.

SAPLA REVENUE SHARING FEES

Revenue in the form of fee income is due to the Company from related party, SAPLA (owned by the wife of Peter Hoffman, the Company’s CEO) in the amount of the net proceeds from the disposition of the tax credits by SAPLA. In accordance with an intercompany agreement between SAE and SAPLA,  all revenues earned by SAPLA are due to SAE.

Foreign Currency Transactions and Comprehensive Income:

The Company’s functional currency, as well as that of all the Company’s subsidiaries, is the US Dollar. The functional currency of the Company’s predecessor, was the Pound Sterling (“GPB”), and some transactions which are generated in the United Kingdom are denominated in GBP.

Assets and liabilities generated in a currency other than the functional currency are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity.    Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $171,062  and $195,623 at June 30, 2012 and June 30, 2011, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due To/Due From Related Parties

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to the Company’s predecessor at cost.   Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.    Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as  Due To Related Party.    As of June 30, 2012, $1,028,388 was owed to Mr. Hoffman for unpaid salary and unreimbursed expenses, as well as repayment of cash he advanced the Company or its predecessors.

These other services may include accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business.    SAP assigned to the Company any proceeds arising from services performed by SAP on its behalf. SAP was granted the power and authority to enter into agreements on the Company’s behalf. These agreements have terminated as of December 31, 2011.

SAP directly or through related various Louisiana limited liability companies have,  from time-to-time,  made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company,  and have paid expenses on each other’s behalf.

Fee Income Receivable from Related Party -- Current and Long Term Receivable

Income due from SAPLA under the terms of an intercompany agreement with SAE whereby any revenue earned by SAPLA is due to SAE Inc.    Any fees due later than twelve months are classified as Long Term Receivable.

Other Receivables and Prepayments:

The Company has entered into contracts for investor relations and consulting services to assist in future fundraising activities. A portion of these services were prepaid with shares of common stock that vested immediately and will be amortized over the period the services are to be provided.     Additionally, the Company has approximately $200,000 in revenue to be received from digital platforms on the film, The Pool Boys, which has been earned but not received as of June 30, 2012.

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

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Film costs are stated at the lower of amortized cost or estimated fair value. Individual film costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Impairment is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty, and therefore it is possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

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

Music Assets:

The initial material assets that were acquired comprise 52 completed sound recordings including two completed albums with “DMX”, up to two additional albums from “DMX” and up to five albums from “Bone Thugs-N-Harmony”.

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

Leasehold Improvements:

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA owns, in its capacity, a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility for the Company’s use.  Additionally, SAFELA owns the capitalized leasehold improvements in 807 Esplanade and the related debt which financed the construction.  Through this acquisition, the Company has capitalized the leasehold improvements and assumed the debt related.  As the leasehold improvements and the debt are booked at the same amounts, no net assets were transferred into the Company and no additional consideration has been paid.

The post production facility commenced operations on July 1, 2012.   The leasehold improvements will be amortized over the useful life of the lease.

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

Deferred Income:

Any income received from customers before a film is delivered for release, (such as deposits on distribution contracts)  is recorded as a liability called deferred income in case the film does not reach completion and the income has to be returned to customers.

Provision for earn-out for David Michery/Big Jake Music:

The Company’s Asset Purchase Agreement with David Michery provided for 50,000 of the Company’s $100 par, Convertible Redeemable Series B Preferred Shares, be held in Escrow until the Net EBIT (as defined in the agreement) from distribution of the DMX Albums and two albums embodying the performance of Bone Thugs-n-Harmony exceeds $5,000,000, as confirmed by the Company’s independent auditor.     At the end of five years, should the Net EBIT be less than $5,000,000, the shares will be released on a fractional basis, as defined in the agreement.    The Company has determined the current estimate of fair value of the earnout to be $0 .

In connection with the acquisition of the stock of BJM, the Company issued 10,000 shares of the Company’s Series B convertible preferred stock, par value $100 convertible at approximately $1.10 per share) to Jake Shapiro and his assigns and agreed to issue an additional 70,000 shares of our Series B convertible preferred stock to Shapiro and his assigns if certain specific terms are met 40,000 shares are subject to proving valuation and usage of  certain advertising credits and 30,000 shares are subject to an earnout over a two year period.  The 70,000 shares are currently held in escrow.

The Company has determined the fair value of the earnout with regard until the proving of the media credits is $50,000, which the Board believes is the value of an equivalent public relations campaign for the two projects for which the credits have been used.  Mr. Sharpiro does have the right to seek an independent valuation.

Asset Transfer Agreement:

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a wholly owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 28,571 shares of SAE were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

The assets and certain of the liabilities of SAP Plc. were brought across at net book value.  All related party balances of PLC were left in the original company as were the shares in SAFE(UK) Ltd and Cinematic Finance Ltd.  All disputed debts were left with the PLC. The “price” paid for the asset transfer was a one for one share issue in SAE Inc. and an issuance of a further 2,000,000 (pre-split) 28,571 post-split ) shares in SAE Inc.   The issuance of the 2,000,000 shares was booked at the closing market price on August 31 2011, which was $0.66/share.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. For the periods presented, there were no potentially dilutive securities outstanding, therefore basic earnings per share equals diluted earnings per share. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of June 30, 2012 and 2011, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

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

Segment Reporting:

The Company now  operates in two business segments as a motion picture  producer and distributor and as a music label managing the assets of David Michery and Big Jake Music. The Company believes that  its businesses should be reported as two business segments. (See Note 2 - Segment Information).  From July 1, 2012 a third segment will be reported; that of post-production income generated by SAFELA at the new facility at 807 Esplanade, New Orleans.

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

Derivative Instruments:

The Company’s policy is to not use derivative or hedging financial instruments for trading or speculative purposes, except certain embedded derivatives derived from certain conversion features or reset provisions attached to the convertible debentures, as described in Note 9.

Reclassification:

Certain prior year balances were reclassified to conform with current year presentation.

NOTE 2 - SEGMENT INFORMATION

In accordance with ASC 280 “Segment Reporting”, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.   Our chief decision maker, as defined under the FASB’s guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer.

In the quarter ended March 31, 2012,  the Company formed a new subsidiary, Seven Arts Music, and acquired music assets from David Michery and purchased the stock of Big Jake Music.   This is a new line of business for the Company, and therefore, now has two reportable operating segments.

The table below presents the financial information for the two reportable segments for the year ended June 30, 2012.    Comparable financial information for 2011 is not presented as the Company only had one segment during that time.

	Year ended
	June 30, 2012
	Film	Music	Total
Revenue	$8,357,927	$5,977	$8,363,904
Cost of revenue	(4,856,610)	(39,031)	(4,895,641)
Gross profit/(loss)	$3,501,317	$(33,053)	$3,468,263
Operating expenses	(8,926,363)	(91,505)	(9,017,868)
Income from operations	$(5,425,046)	$(124,559)	$(5,549,605)

As of June 30, 2012, the Company had film assets of $14,612,609 and music assets of $2,923,474.    As of June 30, 2011, all of the Company’s assets were related to film.

From July 1, 2012 there will be three segments reported with the commencement of the post production facility operations at 807 Esplanade.

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

SAP, Inc. directly or through related various Louisiana limited liability companies have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company.   The balances of these combined accounts due to the Company as of June 30, 2012 and June 30, 2011 were $1,055,632 and $2,725,974, respectively.

			CONSOLIDATED
As at June 30, 2012	SAE INC	SAFE	BALANCE

SAP Inc	$1,801,098	$(20,850)	$1,780,248

SAP LOU	336,290	-	336,290

Peter Hoffman	(1,028,389)	(18,961)	(1,047,356)

SAFE (UK)	-	(13,556)	(13,557)

	$1,108,999	$(53,367)	$1,055,632

SAP, Inc. has pledged an interest in its shares of the Company’s stock to secure certain indebtedness for which SAP, Inc. and the Company are jointly liable such as the Apollo and Armadillo debts. The stock of SAP, Inc. (previously owned by Peter Hoffman) was transferred to the listing predecessor of SAE on September 1, 2011.

SAP Inc. and Louisiana Companies:

The Company’s Chief Executive Officer, Peter Hoffman, controls several companies, including (prior to September 10, 2011) Seven Arts Pictures, Inc. (“SAP, Inc.”) that are not part of the Company but from which it obtains or transfers distribution rights or other assets related to the business and which control production of the motion pictures. The agreements with Mr. Hoffman, and the companies controlled by him, provide that all revenues related to the Company’s business payable to Mr. Hoffman or any of these related party companies is due to the Company, except Mr. Hoffman’s salary, bonus and stock ownership. None of these affiliates are variable interest or special purpose entities.

Pursuant to a related party agreement, SAP, Inc. holds ownership of limited liability corporations in the United States, with all distribution rights and profits thereof being due to SAFE, Ltd. In addition, they have also provided other services for Seven Arts Pictures Plc. and SAFE, Ltd. and SAE, Inc. at no fee other than Mr. Hoffman’s salary and the direct third party costs of the Los Angeles office, all of which are reflected in the financial statements of SAFE, Ltd. These other services include any reasonable requests of the management of the Company including accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business. Effective January 1, 2012 no further such transactions are intended.

The Company has made and received advances, and paid expenses on each other’s behalf,  from and to SAP Inc. and various Louisiana limited liability companies referred to above, where the advances from and to these related parties do not bear interest. The balances of these combined accounts were $1,055,633 and $2,725,974 as of June 30, 2012 and  2011, respectively.

807 Esplanade Guarantee:

Seven Arts Pictures Louisiana LLC, (“SAPLA”) a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of  June 30, 2012. The Company has now assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 due to Advantage Capital (contingent on receipt of tax credit revenues) due to an agreement with the now mortgagor Palm Finance.

A construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for 807 Esplanade.

807 Esplanade Advances:

On February 28, 2012,  the Company took out a convertible loan of $200,000 from Rowett Capital Ltd. These have been loaned  to 807 Esplanade to cover outstanding interest payments due on the construction loan  on 807 Esplanade  previously guaranteed by the Company (see below).  Three additional convertible loans were taken out totalling $600,000 and then loaned onto SAPLA to pay down the construction loan on the property 807 Esplanade, as to not further delay the construction and opening of the facility, for which the Company will have a 30 year lease.

Loan Arrangements:

In connection with the loan of $500,000 with JMJ Financial entered into on June 27, 2012, and a new loan entered into subsequent to year-end with Tonaquint Inc. of $435,000, the Company sold to Mr. Hoffman, at market price,  who in turn will pledge 8,000,000 shares to JMJ and have pledged 7,000,000 shares to Tonaquint of our common stock, respectively, in exchange for a portion of the Company’s existing indebtedness to Mr. Hoffman.  Mr. Hoffman has agreed to return these shares to the Company if not utilized by the pledges.

NOTE 4 – FEE INCOME RECEIVABLE FROM RELATED PARTY

Under the terms of the related party agreement between SAPLA and SAE Inc. all income generated by SAPLA is due to SAE Inc. as fee income.    SAPLA is due to receive approximately $9,447,544 from disposition of Louisiana and Federal historic rehabilitation and film infrastructure tax credits for the restoration and the establishment of a post-production facility at 807 Esplanade.

SAPLA will pay the proceeds from disposition of such tax credits to SAE Inc. as fee income.   The Company has  provided a reserve of $1,906,646 against this receipt to allow for cost of disposing the credits and a further reserve against potential disallowance of any expenditures by Louisiana or Federal taxing authorities, which is not anticipated by Management.

SAPLA has filed for historical rehabilitation tax credits available from the United States (26%) and Louisiana (25%) on approximately $9,500,000 of historical rehabilitation expenses paid in connection with the renovation of  the building and property at 807 Esplanade Avenue in New Orleans, Louisiana (the “Property”) and reflected in a compilation of expenses by an independent accounting firm. SAPLA has filed the Part I application for historic rehabilitation credits and has received the Part II and Part III approvals from the United States Department of Parks with respect to the Property.  SAPLA will allocate the Federal historic rehabilitation credits to investors in its lessee, 807 Esplanade Ave. MT LLC (“MT”), and receive cash or reduction in indebtedness as a result of such allocation. SAPLA will assign the Louisiana historic rehabilitation for cash.

SAPLA has also filed for Louisiana film infrastructure tax credits (40%) on all of its investment of approximately $11,500,000 in connection with the Property to date, as reflected in an audit report of an independent accounting firm (which also includes audits of all rehabilitation expenses). SAPLA has approval from Louisiana that the Property is a certified state film infrastructure project and SAFELA, as lessee of MT, is now operating a production and post production facility at the Property.

Louisiana has certified approximately $6,500,000 of film infrastructure expenditure, the tax credits accruing on which SAPLA will assign for cash, with the remaining expenses remaining under consideration by the Louisiana Department of Economic Development (“LED”). SAPLA has received no objections to any of its film rehabilitation expenses from LED as reflected in the audit report submitted to LEDF on July 2, 2012. Under a published Opinion of the Attorney General of Louisiana, the Louisiana tax credits vest upon certification as a film infrastructure project which occurred in 2008.   Revenue is not recognized until the required audit or compilation is complete and available to be submitted to the appropriate agency.    The reserve established by the Company against the revenue to be received from SAPLA from disposition of the tax credits reflects potential discounts on the assignment of credits for cash and any potential reduction in the amount of expenses that may be subject to credits by objection of any Federal or Louisiana agency, even though the Company has at present no reason to believe there will be any such reductions

NOTE 5 – FILM COSTS

Film costs as of June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012	June 30, 2011
Film Costs, beginning of period	$23,133,559	$23,808,869
Additions to film costs during the period	1,934,873	2,168,424
Total film costs	25,068,432	25,977,293
Less: Amortization and impairment for the period	(3,996,576)	(2,843,734)
Less: One time revaluation due to asset transfer	(6,459,247)
Total film costs, net of accumulated amortization	$14,612,609	$23,133,559

Amortization of film costs was $3,996,576 and $2,843,734 for the year ended June 30, 2012 and 2011.   The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.  The Company had a one time revaluation due to asset transfer of $6,459,247 related to the one time revaluation.

NOTE 6 – MUSIC ASSETS

Music assets as of June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012	June 30, 2011
Music assets, beginning of period	$-	$-
Additions to music assets during the period	2,923,474	-
Total music assets	2,923,474	-
Less: Accumulated amortization	-	-
Total music assets, net of accumulated amortization	$2,923,474	$-

The initial material assets that were acquired comprise 52 completed sound recordings including  two completed albums with “DMX”, up to two additional albums from “DMX” and up to five albums from “Bone Thugs-N-Harmony”.

The music assets were recorded at the value of the preferred stock issued, and capitalized costs incurred in the production of the current DMX album and related videos.

Due to the decline in the common stock price, the Company reviewed the redemption value of the Preferred Stock to common and, as agreed by the Board of Directors, revalued the Preferred Stock at the 10 day volume weighted closing bid price of the Company’s common stock on September 30, 2012 ($0.29/share), as if all shares of Series B Preferred Stock issued and not in escrow were converted in common stock at the conversion price of $1.10 per share.   No earnout provision has been made for any shares of Preferred Stock not now issued, as management does  not believe the conditions for release of such shares will be met.

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.    As of June 30, 2012, no impairment has been booked.

NOTE 7 – LEASEHOLD IMPROVEMENTS

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA owns, in its capacity, a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility for the Company’s use.  Additionally, SAFELA owns the capitalized leasehold improvements in 807 Esplanade and the related debt which financed the construction.  Through this acquisition, the Company has capitalized the leasehold improvements and assumed the debt related.  As the leasehold improvements and the debt are booked at the same amounts, no net assets were transferred into the Company and no additional consideration has been paid.

The post production facility commenced operations on July 1, 2012. The leasehold improvements will be amortized over the useful life of the lease.

NOTE 8 – INCOME TAXES

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the year ended June 30, 2012 the Company had a net loss of $8,271,186,  increasing the deferred tax asset approximately $2,812,203  at the statutory tax rate of 34%.  Deferred tax assets at June 30, 2012 consisted of the following:

Deferred tax asset related to:

June 30,
2012
Prior Year	$0
Tax Benefit (Expense) for Current Period	2,812,203
Deferred Tax Asset	$2,812,203
Less: Valuation Allowance	(2,812,203)
Net Deferred Tax Asset	$-

The net deferred tax asset generated by the loss carry forward has been fully reserved and will expire in 2019 through 2032.   The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2012.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

New Notes:

The following table presents convertible notes payable outstanding at June 30, 2012.    Each of these notes is convertible into shares of the company’s common stock at the indicated fixed conversion rate or various variable rates.

		Original agreed
		Conversion rate	Start	Finish	Variable Terms
Convertibles
Hanover Holding	$160,479	$0.10	19/10/2011	18/05/2012	Price will reset if not converted within 8 months
Hanover Holding	$65,821	$0.10	16/11/2011	16/02/2012	Lower of fixed and variable conversion price
Beauvoir Capital Ltd	$110,899	$0.20	22/11/2011	31/03/2012
FireRock	$28,784	$0.25	12/12/2011	12/06/2012	Lower of fixed and variable conversion price
Aegis – Tripod	$35,504	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Aegis – CMS	$35,503	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Aegis - Rachel	$35,503	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Runway	$200,682	$0.20	11/01/2012	30/09/2012	Lower of fixed and variable conversion price
Tripod	$52,729	$0.24	16/01/2012	30/06/2012	Lower of fixed and variable conversion price
Isaac Loan	$263,315	$0.03	20/01/2012	30/06/2012	Lower of fixed and variable conversion price
Sendero	$262,986	$0.20	24/01/2012	30/09/2012	Lower of fixed and variable conversion price
Tripod - $150k	$125,918	$0.24	01/02/2012	01/02/2013	Lower of fixed and variable conversion price
Briskin $100k	$104,866	$0.23	03/02/2012	03/02/2013	One time conversion price reset
Hanover	$420,053	$0.10	23/02/2012	23/08/2012	Lower of fixed and variable conversion price
Briskin - $50k	$52,500	$0.09	04/04/2012	10/10/2012	One time conversion price reset
Briskin - $40k	$41,667	$0.09	13/04/2012	22/10/2012	One time conversion price reset
Briskin - $60k	$62,500	$0.09	17/04/2012	22/10/2012	One time conversion price reset
Briskin - $45k	$46,350	$0.07	14/05/2012	22/10/2012	One time conversion price reset
Firerock - $62,500	$62,654		21/06/2012	21/12/2012	Lower of fixed and variable conversion price
Agua Alta (Cold Fusion)	$100,164	****	25/06/2012	25/06/2013	35% discount from previous day's closing price
Beaufort	$50,066	****	26/06/2012	26/06/2013	35% discount from previous day's closing price

	$2,318,942
807 Esplanade Convertibles
Beaufort - $100k (807 Esplanade)	$102,795	****	06/04/2012	05/04/2013	35% discount from previous day's closing price
Beaufort - $250k (807 Esplanade)	$256,411	****	13/04/2012	12/04/2013	35% discount from previous day's closing price
Old Capital - $250k (807 Esplanade)	$252,466	****	31/05/2012	30/05/2013	35% discount from previous day's closing price
	$611,671

The Company has evaluated these convertible notes for embedded derivative features and has determined that no derivative liability exists.

Convertible debts are all convertible to common stock on maturity at the option of the lender. They all bear interest at varying rates and convert at different times and at fixed or variable converson prices according to the contract.

NOTE 10 – LOANS PAYABLE

The Company has the following indebtedness as of June 30, 2012:

Lender
Film and Production Loans

Palm Finance *			$4,324,431	18%	Forebearance agreement
Palm Finance			82,354	18%	Forebearance agreement

Palm Finance *			1,538,218	18%	Forebearance agreement

120db Film Finance LLC			4,425	Non stated	Due on demand

Cold Fusion Media Group LLC			175,000	10%	Due on demand

Total Film and Production Loans			$6,124,428

Other loans
Other
Trafalgar Capital (in liquidation)			$531,986	9%	Due on demand
TCA loan	31/03/2011	30/09/2011	62,149	10%	Due on demand
GHP Note			137,573
JMJ Financial (J Keener)	29/06/2012	27/10/2012	500,137	10%
			$1,231,845

Hanover Holding	19/10/2011	18/05/2012	$160,479	10%	Due on demand
Hanover Holding	16/11/2011	16/02/2012	65,821	12%	Paying in instalments
Beauvoir Capital Ltd	22/11/2011	31/03/2012	110,899	18%	Due on demand
FireRocks-East Side Holdings	12/12/2011	12/06/2012	28,784	12%	Due on demand
Aegis – Tripod	15/12/2011	30/06/2012	35,504	12%	Due on demand
Aegis – CMS	15/12/2011	30/06/2012	35,503	12%	Due on demand
Aegis – Rachel	15/12/2011	30/06/2012	35,503	12%	Due on demand
Runway	11/01/2012	30/09/2012	200,682	12%	Due on demand
Tripod	16/01/2012	30/06/2012	52,729	12%	Due on demand
Isaac Loan	20/01/2012	30/06/2012	263,315	12%	Due on demand
Sendero	24/01/2012	30/09/2012	262,986	12%
Tripod - $150k	01/02/2012	01/02/2013	125,918	12%
Michael Briskin	03/02/2012	03/02/2013	104,866	12%
Hanover	23/02/2012	23/08/2012	420,053	10%	Paying in instalments
Briskin - $50k	04/04/2012	10/10/2012	52,500	10%
Briskin - $40k	13/04/2012	22/10/2012	41,667	10%
Briskin - $60k	17/04/2012	22/10/2012	62,500	10%
Briskin - $45k	14/05/2012	22/10/2012	46,350	10%
Firerock - $62,500	21/06/2012	21/12/2012	62,654	10%
Agua Alta (Cold Fusion)	25/06/2012	25/06/2013	100,164	12%
Beaufort	26/06/2012	26/06/2013	50,066	12%

			$2,318,942

807 Esplanade
Beaufort - $100k (807 Esplanade)	06/04/2012	05/04/2013	$102,795	12%
Beaufort - $250k (807 Esplanade)	13/04/2012	12/04/2013	256,411	12%
Old Capital - $250k (807 Esplanade)	31/05/2012	30/05/2013	252,466	12%
Palm Finance - mortgage and construction loan			3,001,271	15%	Forebearance agreement

SAFELA loans outstanding			$3,612,942

Total Other Loans			$7,163,729

TOTAL LOANS			$13,288,158

The loan amounts at June 30, 2012 and 2011 include accrued interest of $2,939 and $2,233,944, respectively.

*The Company does not agree with $957,696 of interest charged by Palm on these two film loans and believes the dispute will be resolved once the loans are repaid.

** In connection with this loan of $500,000 with JMJ Financial, and a new loan entered into with Tonaquint Inc. of $435,000, the Company issued to Mr. Hoffman, the Company’s CEO, who in turn will pledge 8,000,000 shares to JMJ and has pledged 7,000,000 shares of common stock to Tonaquint, in exchange for a portion of our existing indebtedness to Mr. Hoffman.  Mr. Hoffman has agreed to return these shares to the Company if not levied on by the pledges.

The Company converted  $2,963,028 of the film and production loans into 85,562  shares of common stock during the three months ended September 30, 2011, $906,000 of film and production loans for, 49,863  shares of common stock in the 2nd quarter ended December 31, 2011 and  $943,580 of film and production loans for  96,424  shares of common stock in the 3 months to March 31, 2012 and $2,629,152 of  film and other loans for 602,097 shares of common stock in the 3 months to June 30, 2012.

NOTE 11 – EQUITY TRANSACTIONS

First Quarter Ended September 30, 2011:

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

The Company is authorized to issue 35,992,964 common shares at a par value of  $0.01 per share. These shares have full voting rights. At September 30, 2011 and  June 30, 2011, there were 159,278 and 37,759  common shares outstanding.   The Company’s predecessor, PLC, had a 1:5 reverse stock split on May 9, 2011.  The shareholders agreed to increase the authorized shares to 250,000,000 from 50,000,000 at the Company’s shareholder meeting in February 2012 . The shareholders also approved a 1:10 reverse split at this AGM  . The Board of Directors approved a 1:70 reverse split on August 31, 2012 but to do so had to reduce the authorised equity back down to 35,992,964.

During the three months ending September 30, 2011, Company issued  92,805  shares in satisfaction of $3,188,028 of outstanding loans payable and accrued interest, consisting of $225,000 of convertible notes payable and $2,963,028 of film and production loans. The conversions were done at contractual share prices ranging from $.20 to $2.00 per share (pre-reverse split, equal to $14.00 to $140.00 post-split).

In July 2011, the Company also issued 143 shares for investor relations services valued at approximately $10,000.

The Company did not assume the deferred stock of the listing predecessor which was outstanding at June 30, 2011.   Deferred stock is subordinated to all other classes of stock.

As of September 30, 2011, $1,986,722 of stock was fully paid but still to be issued, consisting of $1,251,250 of Series A preferred stock and $735,472 of debt that was being converted to equity.   There were 159,278 shares were outstanding as of September 30, 2011.

Palm Agreement

The Company entered into two senior financing loan and security agreements with Palm to finance the production costs of The Pool Boys, Autopsy and Nine Miles Down dated May 7, 2007 and December 17, 2007.   These loans are secured by the revenues to be collected from these motion pictures.  The revenues so far collected have been insufficient to repay the majority of these loans, primarily as result of management’s decision to delay the release of these films.

In July, 2011 we entered into an amended financing agreement with Palm in to refinance the existing indebtedness secured by our production and post-production facility in New Orleans, Louisiana under which Palm has acquired the existing credit facility of $3,700,000 plus accrued interest of our affiliate SAPLA for $1,000,000 of this amount plus a continent sum of $750,000 (contingent on receipt of the tax credit revenues) and  advanced an additional $1,800,000 to complete renovation and construction of this facility. Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the Property.   Under this arrangement the group guaranteed the debt on the post production facility and Palm forgave a total of $4,458,624 of principal and interest on the two production loans as well as reduced the liability on the New Orleans production facility by $1,950,000 in exchange for the group guaranteeing the production facility debt.   Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the Property and cross guaranteed the Company,  its affiliates and CEO,  Peter Hoffman.

In June, 2012 as detail in Note 7 the Esplanade debt was assumed by SAFELA in exchange for a 30 year lease on the facility.  SAFELA was in turn acquired by the Company.  At June 30, 2012 debt and accrued interest under the amended agreement total $8,946.000.

Trafalgar

SAP Plc. Borrowed £1,000,000 ($1,651,000 ) convertible debenture from Trafalgar Capital Special Investment Fund (“Trafalgar”) that came due on June 30, 2009.We were unable to repay the debenture and as a result, we defaulted on a payment of £1,000,000 plus interest to Trafalgar Capital Special Investment Fund in June 2009.

On September 2, 2009 the Group repaid Trafalgar $1,000,000 as a partial payment against this loan, with the remaining balance subject to repayment in cash or convertible to the shares of common stock of the Group at the conversion terms as agreed between Trafalgar and the Group. On June 22, 2010 an amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to December 31, 2010, and the Group agreed to issue  971  shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the shares of common stock. The transaction was consummated subsequent to the date of the financial statements and all 971 had been sold by December 31, 2010. Subsequent to June 30, 2010, a further amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to March 31, 2011, and the Group agreed to issue 1214 shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the 1,214 shares of common stock. The current balance outstanding on the loan after sale of these  shares is approximately $530,000.

Second Quarter Ended December 31, 2011:

Between October 1, 2011 and December 31, 2011 the Company issued  163,868  shares.   The total number of shares outstanding on  December 31, 2011 was 323,146.

66,272	common shares were issued in satisfaction of the $612,336 of convertible debt shares at an average conversion price of $9.10/share .
40,734	common shares were issued on the conversion of the Agua Alta, Sendero and Isaac convertible notes totalling $427,706 at an average conversion price of $10.50/ share.
49,863	common shares were issued in satisfaction of $906,000 of corporate loans at an average conversion price of $18.20/share.
5,714	common shares were issued as restricted stock for cash, $250,000 to Fletcher and $150,000 to Goldstrand at $70.00/share
1,071	common restricted shares were issued for investor relations services at $25.20/share
214	common restricted shares were issued to a director in lieu of compensation at $35.00/share
163,868

Third Quarter Ended March 31, 2012:

Between January 1, 2012 and March 31, 2012, the Company issued  276,411  shares at an average price of $13.30 per share.   The total number of shares outstanding on March 31, 2012 was 599,557.

96,425	common shares were issued in satisfaction of the $943,580 of newly converted film debt at an average conversion price of approximately $9.80/share .
65,237	common shares were issued in satisfaction of $929,596 of overhead at an average conversion price of $14.00/share
49,889	common shares were issued on the conversion of old notes including the final conversion of the Runway convertible notes, total debt of $516,568 was converted at an average conversion price of $10.50/ share.
43,928	common shares were issued in satisfaction of $698,736 of film loans previously converted at an average conversion price of $16.10/share.
17,143	common shares were issued as restricted stock for cash, to Blue Rider at $0.50/share
3,789	common restricted shares were issued for consulting services provided under the S-8 authority at $19.60/share
276,411

Fourth Quarter Ended June 30, 2012:

Between April 1, 2012 and  June 30, 2012,  the Company issued  19,348,684 shares at an average price of $4.81 per share.   The total number of shares outstanding on June 30, 2012 was 1,739,900.   (See Subsequent Events Note 16 for stock issuances subsequent to June 30, 2012).

111,143	common shares were issued in part payment of the Palm debt to the value of $430,000 at an average conversion price of $3.87/share .
174,240	common shares were issued in satisfaction of the Blue Rider debt of $980,000 at an average conversion price of $5.62/share
160,556	common shares were issued in satisfaction of the Cold Fusion debt of $725,000 was converted at an average conversion price of $4.52/ share.
40,118	common shares were issued against the Pool Boys tax credit loan of $100,000 at an average conversion price of $2.49/share.
16,071	common shares were issued for cash, for the music company at $6.22/share
69,908	common shares were issued for consulting services totalling $513,321 provided under the S-8 authority at $7.34/share
156,158	common shares were issued as general loans totalling $494,152 at $3.16/share
357,143	common shares were issued to Peter Hoffman in satisfaction of a debt of $877,824 at $2.46/share
55,006	common shares were issued to cover 807 Esplanade construction fees totalling $200,000 at $3.64/share
1,140,343

The Board has approved the issuance of 25 million pre split shares to Mr. Hoffman at the market value when issued which will be adjusted from time to time to reflect changes in the market value of the shares issued. All shares will be returned to the Company on repayment of the indebtedness, if not sold by the creditor to satisfy the indebtedness. The Company's previous filing on Form 8-K identified an estimated value at the time of issue as the Board was considering the matter. Based on the decision of the Board, the shares issued to Mr. Hoffman will be and have been adjusted to the fair market value on the date of issuance.

Warrants and Options:

●
During the twelve months ended June 30, 2012, the Company issued 1429 options to the seven members of the board of directors.   These options have a five year term and a strike price equal to the closing price of the Company’s stock at the date of issue.   Each director was issued 5714 options with a strike price of $30.80 on October 14, 2011 and 714 options with a strike price of $27.30 on December 6, 2011.     Half of the options vested on December 31, 2011 and the remaining half will vest on December 31, 2012.

●
During the quarter ended June 30, 2012, the Company issued 28,571 options to David Michery in conjunction with his employment agreement with the Company.   These options have a strike price of $12.60  and vest and shall be exercisable in equal monthly installments over the term of his employment agreement, which is February 22, 2012 through December 31, 2016.

●
During the quarter ended June 30, 2012, the Company has agreed to issue 714 options per year to Jake Shapiro in conjunction with his employment agreement with the Company.   These options have a strike price equal to the closing price of the Company’s stock at the date of issue, with the exception of the first year, which the strike price was set at $55.30  per share.    The Company measures  compensation expense related to stock options with the Black Scholes option pricing model, and recognizes expense over the vesting period.

●	On June 29, 2012, 119,048 warrants were issued to JMJ Financial. These options have a strike price of $2.10

●
In January 2012,   the Company filed a registration statement  on Form S-8  in connection with the registration under the Securities Act of 1933, as amended, of 71,429  shares of the Company’s common stock under the Company’s 2012 Stock Incentive Plan.

●
In  July, 2012,   the Company filed a registration statement  on Form S-8  in connection with the registration under the Securities Act of 1933, as amended, of a further 214,286   shares of the Company’s common stock under the Company’s 2012 Stock Incentive Plan

Convertible Redeemable Preferred Stock

●
125,125 shares of Series A Cumulative Convertible $10.00 Preferred Stock with a dividend rate of 8% (payable quarterly) were issued in November 2011. The conversion price into common stock of the Company is $10.50/share.

●
180,000 Series B convertible preferred stock, $100.00 par value have been issued to two shareholders although  120,000 of such shares are held in escrow subject to earnout. The shares were issued to acquire music assets for the Company. These shares in escrow are shown on the balance sheet as a reduction in equity.  The per-share conversion price for the Series B Preferred Stock is $1.10.

NOTE 12 – EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and generally exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19,  the Company did not consider any potential common shares in the computation of diluted EPS as of June 30, 2012, due to the loss from continuing operations, as including them would have an anti-dilutive effect on EPS.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Based on discussions with the liquidator, our management believes this liquidation proceeding will have no material effect on the cost, business or market value of common stock.

Further Share Issue to SAE Inc.

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a 100% owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares of SAE were issued to PLC in order to satisfy any remaining obligations.  SAE Inc. may issue more shares of its common stock to resolve any claim made on the liquidation of PLC. The 2,000,000 pre-split shares were originally booked on January 27, 2012 at the market price on the day the SEC approved the transaction ie $3.94/share. Management now believe the shares should be booked at the August 31, 2012 market price of $0.66/share which is the date from which the shares in SAE were tradeable.

807 Esplanade Guarantee

Seven Arts Pictures Louisiana LLC, a related party and/or an affiliate of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007,  for the acquisition and improvement of the  production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”)  for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of  June 30, 2012. The Company has now assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 due to Advantage Capital (contingent on receipt of the tax credit revenues) due to an agreement with the now mortgagor Palm Finance.   A construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company. The Company has a  30 year lease on the property to operate a production and post-production facility.

Armadillo

The Company has guaranteed a $1,000,000 note plus interest due to Armadillo by the Employee Benefit Trust of the Company’s listing predecessor resulting from the purchase of Seven Arts preferred stock from Armadillo.

Fireworks Litigation

SAFE prevailed in a motion for summary adjudication in the Supreme Court of Ontario, Canada on February 10, 2011 in an action against CanWest Entertainment and two of its affiliates (“CanWest”) confirming our ownership of five motion pictures, “Rules of Engagement”, “An American Rhapsody”,” Who Is Cletus Tout”, “Onega”, and “The Believer” (collectively, the “Copyrights”). SAFE filed an action in England on September 7, 2011 in the High Court of England and Wales against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. We may incur up to $200,000 or more in legal expenses to pursue this claim but expect to recover those fees from Content.  We also filed an action on May 27, 2011 in the United States District Court for the Central District of California for copyright infringement against Paramount. This action was dismissed based on the applicable statute of limitations and is currently on appeal to the Ninth Circuit Court of Appeals.

Jonesfilm

The Company’s subsidiary, SAFE, PLC, CineVisions, and CEO Peter Hoffman were the subject of two arbitration awards of attorney fees totaling approximately $900,000, with interest and charges, both of which were reduced to judgment in favor of Jonesfilm (“JF”) in Superior Court of the State of California for the County of Los Angeles and in United States District Court for the Central District of California. The Company paid approximately $525,000, the amount of the first arbitration award plus interest and charges, in November 2011. Management believes the Company has no further liability in this matter. JF asserted on or about October 6, 2010 in an enforcement of judgment action in the United States District Court for the Eastern District of Louisiana against PLC, SAFE, SAP and Mr. Hoffman that the Company is liable as the “successor in interest” to the remaining arbitration award which was sentenced in the United States District Court for the Central District of California on June 19, 2007, which the Company denies.

Arrowhead Target Fund

Seven Arts Future Flows (“SFF”) a limited liability company owned by SAP, now owned by PLC (in liquidation), obtained financing from Arrowhead) of approximately $8,300,000 (the “Arrowhead Loan”). SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated final revenues to the Group of $820,026 in the Fiscal Year Ended June 30, 2009; $2,739,800 in the Fiscal Year Ended March 31, 2008 and $544,478 in the three month period ended June 30, 2008.    The only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan.   The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues.     SAFE was the collateral agent of the film assets.

The Arrowhead Loan became due in February 2009 and SFF has not paid the outstanding principle and accrued interest. Arrowhead has the right to foreclose on the pledged film assets, but has not done so. SFF has received a default notice and as a result Arrowhead is now collecting directly all sums otherwise receivable by us with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures. As a result, the Company can no longer control the licensing of these motion pictures.    Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of the Company’s rights to the 12 motion pictures and related loss of revenues in amounts that are difficult to predict.

As a result of the foregoing, we removed all assets accounts relating to the 12 motion pictures pledged to Arrowhead and the corresponding limited recourse indebtedness from our consolidated balance sheet at fiscal year ended June 30, 2009, due to the fact that the loan was a limited recourse loan and we have no further obligations to Arrowhead beyond the pledged film assets.

Arrowhead filed an action on September 22, 2010 in The Supreme Court of the State of New York which seeks recovery from PLC, Mr. Hoffman and his wife, SAFE, CineVisions, SFF and SAP of the monies that we retained under our interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead has made substantial additional claims against us, Mr. Hoffman and SAP regarding claimed breaches of the terms of the operative agreements, including failure to account properly, failure to turn over materials, failure to remit monies collected, and similar matters. Arrowhead’s claims against us for these alleged breaches are $8,300,000 although it has not stated any basis for this amount.

The Company moved to dismiss the Arrowhead action against all defendants other than SFF. On August 9, 2011, the New York Supreme Court granted the motion and dismissed all defendants except SFF and SAFE in its capacity as a collateral agent, which is not a material element of Arrowhead claim.   We continue to believe that Arrowhead’s claims against us are without substantial merit. Arrowhead has refiled its claim against the dismissed defendants in the Supreme Court of New York.    On April 17, 2012 against the same defendants under an “alter ego” theory. SAFE and SFF have moved to dismiss these claims.

Arrowhead Capital Partners Ltd. – AGC Loan

PLC and several of our affiliates were named as defendants in an action by Arrowhead Capital Partners Ltd. filed in the Supreme Court of New York, County of New York, purportedly served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”), as well as to foreclose on the collateral granted as part of the Cheyne Loan described in note 13 to our financial statements under “Production Loans”. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid. One of SAE’s subsidiaries has acquired all Cheyne’s rights under the subordination provision of the Cheyne Loan. As a result, our management does not believe that ACG has the right to maintain this action to collect any monies or to foreclose on any collateral pursuant to the Cheyne Loan. ACG obtained summary judgment against PLC and certain of our former affiliates which is now on appeal. We expect this action will be stayed by reason of the liquidation proceedings of PLC discussed under “Liquidation of Seven Arts Pictures Plc.”

Investigation into Claim for Tax Credits (SAPLA)

The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits, including such tax credits to be claimed by Seven Arts Pictures Louisiana LLC, (“SAPLA”) an affiliate of the Company. This investigation appears to include investigation as to whether certain expenses claimed by this affiliate were improper or fraudulent. All such claimed expenses were audited by independent auditors in Louisiana and reviewed by counsel. Management believes that this investigation will not have any material adverse effect on or operations or the total tax credits to be received by our affiliates, but could result in charges against current or former employees of this affiliate, including Mr. Hoffman, based on prior audits.  The tax credits receivable by SAPLA (of which the State and Federal rehabilitation credits have been approved) are based on new tax credit audits carried out in Louisiana, not the audits mentioned here.

Parallel Actions

On June 28, 2011, PLC (predecessor) filed an action in the High Court of England and Wales against Parallel to collect sums due to PLC with respect to acquisition of distribution rights in Russia to four motion pictures and to confirm Parallel’s obligations under both a signed and unsigned investment agreement with respect to the motion picture project Winter Queen. On the same day, Parallel filed a petition to wind up and liquidate PLC in the Companies Courts of England based on its claim of repayment of $1,000,000 of investment made by Parallel in Winter Queen. PLC is not a part of the Company.   On September 19, 2011, Parallel filed a new action against PLC and us in the Los Angeles County Superior Court of California, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Its request for a preliminary injunction was denied by the Superior Court. Parallel in California has been stayed by reason of the “Recognition Order” described in “Liquidation of Seven Arts Pictures plc.”    But Parallel may be permitted to pursue its remedies in the Los Angeles Superior Court proceedings depending on actions of the liquidator.

HMRC Investigation

On July 19, 2011 Officers of Her Majesty’s Revenue & Customs (“HMRC”) attended the offices of PLC in London. Documents were retained appertaining to arrangements involving the subscription for shares in a number of companies which had lost value, resulting in subscribers making claims to tax relief.

PLC’s participation in these transactions was limited to its transfer of rights to certain motion pictures to the investors in return for their investments in the production and release costs of those pictures and making available the provision of loans to fund a portion of those investments. PLC received no tax benefits from the transactions, which were made on arms-length terms. PLC believes that it is not a subject of the HMRC investigation.

In connection with the transactions, PLC did not make any representations or warranties to any party, including the investors, regarding any potential tax benefits related to the transactions. Prior to the closing of the transactions, the investors obtained and made available to PLC, an opinion of prominent Queen’s counsel, specializing in United Kingdom tax laws, that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws. PLC remains confident that the transactions were permitted and acceptable under the terms of the applicable United Kingdom revenue laws.

HMRC has requested interviews with three officers of PLC to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies, the first of which with Ms. Elaine New, CFO,  occurred in April 2012 and a second in May 2012. PLC is fully cooperating with the investigation. PLC believes there is no basis for any claim of responsibility of any of its officers or employees. Based on facts currently known by PLC, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of June 30, 2012 and June 30, 2011, all of the Company’s financial assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 16 – SUBSEQUENT EVENTS

The Company issued the following shares of common stock subsequent to June 30, 2012:

New Stock Issuances through September 30,  2012

Between July 1, 2012 and  September 30, 2012,  the Company issued  2,426,777 shares at an average price of $1.13 per share.   The total number of shares outstanding on September 30, 2012 was 4,166,677.

258,055	common shares were issued in part payment of the Palm debt to the value of $133,500 at an average conversion price of $0.52/share .
1,069,905	common shares were issued in satisfaction of the Schism debt of $680,935 at an average conversion price of $0.64/share
482,697	common shares were issued in satisfaction of various convertible loans totaling $580,114 was converted at an average conversion price of $1.20/ share.(High of $2.42 and low of $0.57)
90,720	common shares were issued for expenses totalling $179,800 for the music company at $1.98/share
44,711	common shares were issued for consulting services totalling $54,200 provided under the S-8 authority at $1.21/share
230,103	common shares were issued for general expenses totalling $328,169 provided under the 3a9 authority at $1.42/share.(High of $2.45 and low of $0.70)
84,286	common shares were issued to lenders as fees for loan arrangements of $459,000 at $5.45/share
85,714	common shares were issued as collateral for a loan totalling $180,000 at $2.10/share $1.42/share
80,586	common shares were issued to cover 807 Esplanade construction fees totalling $150,000 at $1.86/share
2,426,777

On October 5, 2012, in connection with a new loan of $375,000 entered into with Tonaquint Inc., the Company issued to Mr. Hoffman (the Company CEO), who in turn pledged to Tonaquint Inc., 7,000,000 shares of our common stock in exchange for a portion of the existing indebtedness to Mr. Hoffman.

Additionally, the Company had the following new convertible debt acquired, which will be converted to equity, subsequent to June 30, 2012:

CONVERTIBLE LOAN AFTER YEAR END

Client	Face value	Current Balance	Coupon	Issuance Date	Maturity Date	Conversion Terms

Beaufort Ventures	$150,000	$150,000	12%	26/07/2012	25/01/2013	35% discount to market
Beaufort Ventures	350,000	350,000	12%	31/07/2012	30/08/2012	35% discount to market

Beaufort Ventures	75,000	75,000	12%	19/07/2012	19/07/2013	35% discount to market
Beaufort Ventures	50,000	50,000	12%	19/07/2012	19/07/2013	35% discount to market

Beaufort Ventures	25,000	25,000	10%	14/08/2012	08/02/2013	30% discount to market
Beaufort Ventures	350,000	350,000	10%	07/09/2012		35% discount to market

Michael Briskin	200,000	200,000	10%	02/07/2012

Safron Capital Corp	25,000	25,000	18%	16/07/2012	Fully converted
Safron Capital Corp	50,000	50,000	18%	19/09/2012	Fully converted
Safron Capital Corp	36,762	36,762	18%	25/09/2012	Fully converted
Safron Capital Corp	60,000	36,762	18%	11/10/2012	Fully converted
Safron Capital Corp- Schism 4	40,000	40,000	18%	28/08/2012	Fully converted
Safron Capital Corp- Schism 5	30,000	30,000	18%	04/09/2012	Fully converted

Tangiers Investors	50,000	50,000	10%	14/09/2012	Fully converted
Tangiers Investors	50,000	50,000	10%	10/03/2012	Fully converted
Tangiers Investors	24,826	24,826	10%	31/08/2012	Fully converted

TOTALS	$1,566,588	$1,543,350

Other Significant Loans

The Company entered into a Securities Purchase Agreement dated August 20, 2012 with Tonaquint, Inc. (“Tonaquint Securities Purchase Agreement”) with the following material terms:

1.
Loan to the Company of $375,000 with original issue discount of $60,000, due February 19, 2013, at the rate of 8% per annum, $250,000 of which is advanced initially with $125,000 to follow subject to certain conditions.

2.	Loan is convertible into the Company’s common stock at $2.80 per share at the election of the holder.

3.	The holder will not own or control 20% or more of the Company’s common stock until and unless stockholder ratification of the Tonaquint Securities Purchase Agreement is given.

4.	Mr Hoffman has pledged 7,000,000 of his shares to Tonoquint to take account of the fall in share price.

NASDAQ Delisting Notice

On September 14, 2012 Seven Arts Entertainment Inc. (NASDAQ: SAPX) began trading  its common stock on the OTC Markets' OTCQB marketplace.   The Company's common shares trade under the Company's current symbol "SAPX.".  The Company is applying to trade on the highest OTC marketplace, OTCQX, but will initially trade on the OTCQB tier until the Company is eligible to trade on the OTCQX.

Trading of the Company's common stock on The NASDAQ Capital Market was suspended at the opening of business on September 14, 2012, due to the fact that the Company could not meet the $1 minimum bid price listing requirement of NASDAQ for the ten trading days prior to September 20, 2012, the expiration date on the Company's six-month extension to meet this listing requirement.

Reverse Split

Seven Arts Entertainment Inc. carried out a 1-for-70 reverse split of its common stock that was effective immediately after the close of the markets on Friday, August 31, 2012.   The new CUSIP number for the Company's common stock is 81783N 201.

Subject to appropriate and required regulatory filings and approvals, the Company has declared a warrant dividend to those persons beneficially owning its common stock as of the close of the markets on August 31, 2012. For every ten pre-reverse split shares of common stock held as of such date and time, the holders thereof will be entitled to receive one warrant as a dividend. Until its expiry date, each warrant, once distributed following such approvals, will be exercisable for the purchase of one share of the Company's post-reverse split common stock at a price equivalent to today's post-reverse split closing bid price.  The warrants will expire on the earlier of (i) the date that the holder disposes of the common stock in respect of which the warrant dividend was declared, if such disposition occurs on or before the close of the markets on October 31, 2012, or (ii) 5:00 p.m., PST, on January 31, 2013.  Seven Arts does not expect that a secondary market will develop for such warrants

Opening of 807 Esplanade

On Aug 14, 2012 Seven Arts Filmed Entertainment Louisiana LLC ("SAFELA"), commenced operation of Seven Arts Post at the Company’s production facility located at 807 Esplanade Ave., New Orleans, Louisiana.