Form 10-K/A
period 2012-08-27
Seven Arts Entertainment Inc.
filed 2012-11-09
CIK 1408276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Post-Production Facility

As of June 30, 2012 SAFELA was transferred to the Company.   SAFELA, which is 60% owned by the Company,  has a 30 year lease to run a production and post-production facility at 807 Esplanade Avenue in New Orleans, Louisiana  (“807 Esplanade”).    The facility commenced operations on  August 12, 2012.

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

Our total revenues increased from $3,328,388 for the fiscal year ended June 30, 2011 to $8,363,904 in the fiscal year ended June 30, 2012. This increase principally relates to the fee income earned from SAPLA related to the production/post-production facility located at 807 Esplanade in New Orleans, Louisiana.  The gross fee recorded of $9,447,544 represents the proceeds from disposition of the tax credits to be received by SAPLA for Louisiana and Federal historic rehabilitation expenses and Louisiana film infrastructure expenses, less a provision of $1,906,646 for the costs of deposing of these tax credits and any reductions resulting from Louisiana or Federal revenue authority adjusting the audited expenses submitted by the Company on which the tax credits are based.

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
c)	Addition of leasehold improvements on 807 Esplanade
d)	Net reduction in loans despite taking on the mortgage and construction loans of 807 Esplanade
e)	Conversion of debt to equity though issuance of common shares

The Company has the following indebtedness as of June 30, 2012:

Lender	Date of Loan	Due Date	Balance	Interest Rate	Terms/Status
Film and Production Loans

Palm Finance *			$4,324,431	18%	Forebearance agreement
Palm Finance			$82,354	18%	Forebearance agreement

Palm Finance *			$1,538,218	18%	Forebearance agreement

120db Film Finance LLC			$4,425	Non stated	Due on demand

Cold Fusion Media Group LLC			$175,000	10%	Due on demand

Total Film and Production Loans			$6,124,428

Other loans
Other
Trafalgar Capital (in liquidation)			$531,986	9%	Due on demand
TCA loan	03/31/2011	09/30/2011	$62,149	10%	Due on demand
GHP Note			$137,573
JMJ Financial (**)	06/29/2012	10/27/2012	$500,137	10%
			$1,231,845
Convertibles
Hanover Holding	10/19/2011	05/18/2012	$160,479	10%	Due on demand
Hanover Holding	11/16/2011	02/16/2012	$65,821	12%	Paying in instalments
Beauvoir Capital Ltd	11/22/2011	03/31/2012	$110,899	18%	Due on demand
FireRocks-East Side Holdings	12/12/2011	06/12/2012	$28,784	12%	Due on demand
Aegis – Tripod	12/15/2011	06/30/2012	$35,504	12%	Due on demand
Aegis – CMS	12/15/2011	06/30/2012	$35,503	12%	Due on demand
Aegis – Rachel	12/15/2011	06/30/2012	$35,503	12%	Due on demand

Runway	01/11/2012	09/30/2012	$200,682	12%	Due on demand
Tripod	01/16/2012	06/30/2012	$52,729	12%	Due on demand
Isaac Loan	01/20/2012	06/30/2012	$263,315	12%	Due on demand
Sendero	01/24/2012	09/30/2012	$262,986	12%
Tripod - $150k	02/01/2012	02/01/2013	$125,918	12%
Michael Briskin	02/03/2012	02/03/2013	$104,866	12%
Hanover	02/23/2012	08/23/2012	$420,053	10%	Paying in instalments
Briskin - $50k	04/04/2012	10/10/2012	$52,500	10%
Briskin - $40k	04/13/2012	10/22/2012	$41,667	10%
Briskin - $60k	04/17/2012	10/22/2012	$62,500	10%
Briskin - $45k	05/14/2012	10/22/2012	$46,350	10%
Firerock - $62,500	06/21/2012	12/21/2012	$62,654	10%
Agua Alta (Cold Fusion)	06/25/2012	06/25/2013	$100,163	12%
Beaufort	06/26/2012	06/26/2013	$50,066	12%
			$2,318,942

807 Esplanade
Beaufort - $100k (807 Esplanade)	04/06/2012	04/05/2013	$102,794	12%
Beaufort - $250k (807 Esplanade)	04/13/2012	04/12/2013	$256,411	12%
Old Capital - $250k (807 Esplanade)	05/31/2012	05/30/2013	$252,466	12%
Palm Finance - mortgage and construction loan			$3,001,271	15%	Forebearance agreement

SAFELA loans outstanding			$3,612,942

Total Other Loans			$7,163,731

TOTAL LOANS			$13,288,159
___________
*The Company does not agree with $957,696 of interest charged by Palm on these two film loans and believes the dispute will be resolved once the loans are repaid from the proceeds from the fee income.

** In connection with this loan of $500,000 with JMJ Financial, and a new loan entered into with Tonaquint Inc. of $435,000, the Company issued to Mr. Hoffman, our CEO, who will in turn pledge 8,000,000 shares to JMJ and has pledged 7,000,000 shares of our common stock to Tonaquint,  in exchange for a portion of our existing indebtedness to Mr. Hoffman.   Mr. Hoffman has agreed to return these shares to us if not levied on by the pledges.

Contractual Obligations (as of June 30, 2012):

The following table sets forth our obligations and commitments to make future payments under contracts and other commitments.

Payments due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Film and other production loans (1)	$6,124,428	$6,124,428
Trafalgar Capital Special Investment Fund (4)	$531,987	$531,987
JMJ Financial (7)	$500,137	$500,137
Convertible Loans (6)	$2,318,942	$2,318,942
Loans relating to 807 Esplanade (2)	$3,612,942	$3,612,942
Other Loans	$199,723	$199,723
Sums due to Producers (5)	$150,982	$150,982
Provision for earn-out	$50,000			50,000
Deferred income	$849,080	849,080
Total	$14,338,221	$14,288,221	$0	$50,000	$0

Guarantees

Armadillo Investments Plc/EBT (3)	$1,900,000	$1,900,000

Total	$1,900,000	$1,900,000
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

Year Ended June 30, 2012

				Long-Term Compensation
				Awards
	Annual Compensation			Securities	Shares/
			Other	Under	Units
			Annual	Option/	Subject to Resale	Payouts	All Other
Name	Salary ($)	Bonus ($)	Compensation ($)	SAR’s Granted ($)(A)	Restrictions ($)	LTIP Pay outs ($)	Compensation ($)

Peter Hoffman	500,000	-	-	24,808	-	-	-

Elaine New	240,000			24,808

Kate Hoffman	79,000	-	-	24,808	-	-	-

Other Directors as a Group	32,700	-	-	128,561	-	-	-

(A) Represents the expense associated with the options granted during the fiscal year ended June 30, 2012.

Stock Options

Stock Option Grants from Inception to June 30, 2012

Name	Number of Options Granted	% Of Total Options Granted on Grant Date	Exercise Price per Share	Grant Date	Expiration Date	Mkt. Value of Securities Underlying Options on Date of Grant

Peter Hoffman	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Elaine New	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Kate Hoffman	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Robert Kaiser	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Dan Reardon	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Hubert Gibb	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Anthony Hickox	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Robert Kaiser	714	100%	$30.8	10/14/2011	10/13/2016	$30.8
Peter Hoffman	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Elaine New	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Kate Hoffman	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Robert Kaiser	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Dan Reardon	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Hubert Gibb	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Anthony Hickox	714	100%	$27.3	12/06/2011	12/05/2016	$27.3
Robert Kaiser	714	100%	$62.3	09/01/2011	08/31/2016	$62.3
Total Granted	11,424

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

Year Ended
June 30, 2012

				Long-Term Compensation
				Awards
	Annual Compensation			Securities	Shares/
			Other	Under	Units
			Annual	Option/	Subject to Resale	Payouts	All Other
Name	Salary ($)	Bonus ($)	Compensation ($)	SAR’s Granted ($)	Restrictions ($)	LTIP Pay outs ($)	Compensation ($)

Peter Hoffman	500,000	-	-	24,808	-	-	-

Elaine New	240,000			24,808

Kate Hoffman	79,000	-	-	24,808	-	-	-

Other Directors as a Group	32,700	-	-	128,561	-	-	-

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011 was $160,000 and $105,000, respectively.

(2) Audit Related  Fees

Fees incurred related to the review of the Company’s financial statements in conjunction with the Company’s 10-Q filings, and for other audit related services, for the fiscal years ended June 30, 2012 and 2011 was $94,000 and $0.

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

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

October 14, 2012

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc)
Consolidated Balance Sheets
As of June 30, 2012 and June 30, 2011

	June 30,	June 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,658	$8,785
Accounts receivable, net of allowance for doubtful accounts of $171,062 and $195,623	192,035	431,891
Due from related parties	2,116,538	4,920,586
Fee income receivable from related parties	5,896,970	-
Other receivables and prepayments	849,845	1,620,895
Total Current Assets	9,176,046	6,982,157
Long term receivable from related parties	1,643,928
Film costs, less amortization and impairment of $10,458,823 and $2,843,734	14,612,609	23,133,560
Music assets, less amortization of $0 and $0	2,923,474	-
Leasehold Improvements, less amortization of $0 and $0	4,551,270	-
Property and equipment, net of accumulated depreciation of $111,232 and $106,671	16,137	24,540
TOTAL ASSETS	$32,923,464	$30,140,257

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft	$-	$987
Accounts payable	1,152,977	2,569,275
Accrued liabilities	2,758,844	2,382,916
Due to related parties	1,060,905	2,194,610
Shares to be issued	200,000	-
Participation and residuals	114,215	503,187
Other loans	7,163,731	1,755,250
Film & production loans	6,124,428	10,890,430
Deferred income	849,080	407,763
VAT payable	-	1,477,586
Provision for earn-out	50,000	-
Total Current Liabilities	19,474,180	22,182,004
TOTAL LIABILITIES	$19,474,180	$22,182,004

STOCKHOLDERS' EQUITY

Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 0 authorized and outstanding
	$1,251,250	$-
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 180,000 and 0 outstanding
	4,762,952
Convertible redeemable Series B shares held in escrow	(3,163,636)
Common stock ; $0.01 par value, 35,667,840 authorized, 1,739,900 and 0 issued and outstanding	17,399	-
Common stock; £0.25 par value; 20,527,360 shares authorized;
0 and 37,759 issued and outstanding	-	1,121,208
Deferred stock; £0.45 par value; 0 and 13,184,000 shares authorized;
0 and 13,184,000 shares issued and outstanding	-	11,636,594
Deferred stock; £1.00 par value; 0 and 2,268,120
shares issued and outstanding	-	3,876,745
Additional paid in capital	18,866,060	11,118,198
Convertible debentures	-	3,432,450
Receivable from EBT	-	(1,237,417)
Retained earnings (accumulated deficit)	(8,271,186)	(2,037,337)
Comprehensive Income	(13,555)	1,461,554
Shareholders' equity	13,449,284	7,958,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,923,464	$30,140,257

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended June 30, 2012 and 2011

	Year Ended June 30,
	2012	2011
Revenue:
Film revenue	$823,006	$2,758,359
Fee related revenue - related party	9,447,544	570,029
Discount on fee income from related party	(1,906,646)	-
Total revenue	8,363,904	3,328,388
Cost of revenue
Amortization and impairment of film costs	3,996,576	2,843,734
Other cost of revenue	899,065	604,262
Cost of revenue	4,895,641	3,447,996
Gross profit	3,468,263	(119,608)
Operating expenses:
General and administrative expense	2,251,139	1,852,303
One time revaluation due to asset transfer	6,459,247	-
Bad debt expense	307,481	234,429
Total operating expenses	9,017,867	2,086,732
Income (loss) from operations	(5,549,604)	(2,206,340)
Non-operating income(expense)
Other income	31,100	4,458,621
Interest expense	(2,752,682)	(829,878)
Interest income	-	71,681
Total non-operating income (expense)	(2,721,582)	3,700,424
Income (loss) before taxes	(8,271,186)	1,494,084
Change in debt derivative	-	(32,530)
	(8,271,186)	1,461,554
Provision for income tax (benefit)	-	-
Net income (loss)	$(8,271,186)	$1,461,554

Comprehensive income (loss):
Net income (loss)	(8,271,186)	1,461,554
Foreign exchange translation gain (loss)	(13,555)	(249,926)
Comprehensive income (loss)	$(8,284,741)	$1,211,628
Earnings Per Share
Weighted average number of common shares used in the profit (loss) per share calculation:
Basic	453,057	26,982
Diluted	453,057	26,982

Basic profit/ (loss) per share	$(18.29)	54.17
Diluted profit/ (loss) per share	$(18.29)	54.17

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Income) Loss	$(8,271,186)	$1,461,554
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	8,403	14,026
Amortization and Impairment of Film Costs	3,996,574	2,843,734
One Time Revaluation Due to Asset Transfer	6,459,248	-
Forgiveness of Debt and Interest	-	(4,458,624)
Common Stock Issued for Services	640,527	-
Stock Option Expense	173,797	-
Decrease in Trade Receivables	239,856	1,046,509
Decrease in Due from Related Parties	609,436	969,570
Increase in Fee Income Receivable from Related Party	(7,540,898)	-
(Increase) Decrease in Other Receivables and Prepayments	771,050	(1,429,711)
Increase (Decrease) in Bank Overdrafts	(987)	987
Increase (Decrease) in Accounts Payable	(1,416,298)	233,219
Increase in Accrued Liabilities	186,957	36,922
Increase in Due to Related Parties	1,060,905	-
Increase (Decrease) in Deferred Income	441,317	(1,052,464)
(Decrease) in VAT Payable	(1,477,584)	-
Increase in Provision for Earn Out	50,000	-
Net Cash Used in Operating Activities	(4,068,883)	(334,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of Film Costs	(1,934,871)	(2,168,426)
Acquisition of Music Assets	(2,923,474)	-
Acquisition of Leasehold Improvements	(4,551,270)	-
Purchase of Property and Equipment	-	(12,177)
Net Cash Used in Investing Activities	(9,409,615)	(2,180,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	8,116,830	-
Assumption of Debt	3,001,270	-
Cash Payments on Debt	(1,313,337)	-
Conversion of Debt to Common Stock	(9,162,285)	-
Proceeds form / (Repayment of) /participation equity / Investment
and notes payable		(230,434)
Issuance of Preferred Stock for Cash	1,251,250	-
Issuance of Preferred Stock for Acquisition of Music Assets	1,599,316	-
Issuance of Common Stock for Cash	500,000	-
Issuance of Common Stock for Debt Conversion	9,162,285	2,977,208
Net Increase in Equity From Asset Transfer	448,597	-
Net Cash Provided By Financing Activities	13,603,926	2,746,774

Effect of exchange rate changes on cash	(13,555)	(249,926)

NET INCREASE (DECREASE) IN CASH	111,873	(18,033)
CASH AT BEGINNING OF PERIOD	8,785	26,818
CASH AT END OF PERIOD	$120,658	$8,785

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$-	$149,326
Cash paid during the year for income taxes	$-	$-
Related party advances settled by shares owned by EBT	$-	$164,500
Interest of loan payable capitalized on film assets	$-	$50,262
Accrued interest included in loan payable amount	$2,939,546	$2,244,903
Share based compensation expense	$-	$87,206
Shares issued for services	$640,527	$-
Shares issued in payment of debt and interest	$9,162,285	$-

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
(Formerly Seven Arts Pictures, Plc.)
Consolidated Statement of Stockholders' Equity
For the Years Ended June 30, 2012 and 2011

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Common Stock		Deferred Stock 2		Deferred Stock 1		Additional Paid-In	Non Redeemable Convertible Loans		Shares held in escrow		Accumulated	Current	Comprehensive income-Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Shares	Amount	profit/deficit	Earnings	adjustment	Total
Balance at July 1, 2010					1,495,460	$641,126	1,495,460	$2,564,504	13,184,000	$11,636,594	$7,126,958	1,750,000	$3,432,450			$(21,413,746)		$(1,787,412)	$2,200,474

Asher & Trafalgar shares issued December 2010					267,522	$126,850	267,522	$507,400			$716,619								$1,350,869
EBT shares sold											$579,843								$579,843
Trafalgar, Isaac & New Moon shares issued February 2011					355,138	$142,497	355,138	$569,988			$608,013								$1,320,498
Correction to Asher/Trafalgar 2010								$(5,987)			$3,423								$(2,564)
Palm Finance shares issued March 2011					150,000	$60,210	150,000	$240,840			$82,950								$384,000
TCA & Eden shares issued May 2011					275,011	$110,385					$554,115								$664,500
J Shapiro shares issued June 2011					100,000	$40,140					$208,860								$249,000
Translation adjustment																		$(249,925)	$(249,925)
Net income																$1,461,558			$1,461,558

Balance at June 30, 2011	0	$0	0	$0	2,643,131	$1,121,208	2,268,120	$3,876,745	13,184,000	$11,636,594	$9,880,781	1,750,000	$3,432,450	0	$0	$(19,952,188)	$0	$(2,037,337)	$7,958,253

Impact of Asset Transfer Agreement					(2,643,131)	$(1,121,208)	(2,268,120)	$(3,876,745)	(13,184,000)	$(11,636,594)	$(9,880,781)	(1,750,000)	$(3,432,450)			$(19,952,188)		$2,037,337	$(7,958,253)

One for one share issue on transfer of assets from Seven Arts Pictures Plc					92,519	$925					$(925)								$0
Transfer of Seven Arts Pictures Plc (PLC) assets and liabilities to Seven Arts Entertainment Inc.											$8,406,849								$8,406,849
Shares issued to Seven Arts Pictures Plc to cover remaining liabilities					28,571	$286					$(286)								$0
Common stock issued for cash					21,785	$218					$499,782								$500,000
Common stock issued for consultancy fees					75,125	$751					$639,776								$640,527
Common stock issued in exchange for debt					1,268,581	$12,686					$6,561,179								$6,573,865
Common stock issued on convertible notes					253,319	$2,533					$2,585,887								$2,588,420
Issued Series A preference stock at $10 par value	125,125	$1,251,250																	$1,251,250
Issued Series B preference stock at $100 par value			180,000	$4,762,952															$4,762,952
Series B preference shares held in escrow														120,000	$(3,163,636)				$(3,163,636)
Stock based compensation:
Options issued for wages and benefits											$173,797								$173,797
Foreign currency translation adjustments
Net income																	$(8,271,186)	$(13,555)	$(8,284,741)

Balance at June 30, 2012	125,125	$1,251,250	180,000	$4,762,952	1,739,900	$17,399	-	$-	-	$-	$18,866,060	-	$-	120,000	$(3,163,636)	$0	$(8,271,186)	$(13,555)	$13,449,284

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
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Seven Arts Entertainment, Inc. (herein referred to as “the Company”, “Seven Arts” or “SAE,”), a Nevada Corporation, is the continuation of the business of Seven Arts Pictures Plc. (“PLC”), which was founded in 2002 as an independent motion picture production and distribution company engaged in the development, acquisition, financing, production, and licensing of theatrical motion pictures for exhibition in domestic (i.e., the United States and Canada) and foreign theatrical markets, and for subsequent worldwide release in other forms of media, including home video and pay and free television. The Company currently owns interests in 33 completed motion pictures, subject in certain instances to the prior financial interests of other parties.  As discussed herein, in late February 2012, the Company formed Seven Arts Music, Inc. (“SAM”) and acquired 52 completed sound recordings of the recording artist DMX from David Michery (“Michery”) with the rights to additional albums and acquired 100% of the stock of Big Jake Music (“BJM”).  As a result, the Company is also in the business of producing and distributing recorded music.  On June 30, 2012 Seven Arts Filmed Entertainment LLC (“SAFELA”) was transferred to the Company.  SAFELA, which is now 60% owned by the Company, has a 30 year lease to operate a film production and post-production facility at 807 Esplanade in New Orleans, Louisiana.  The post production facility commenced operations on  August 12, 2012.

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

The assets and certain of the liabilities of SAP Plc. were brought across at net book value.  All related party balances of PLC were left in the original company as were the shares in SAFE(UK) Ltd and Cinematic Finance Ltd.  All disputed debts were left with the PLC. The “price” paid for the asset transfer was a one for one share issue in SAE Inc. and an issuance of a further 2,000,000 (pre-split) (28,571 post-split ) shares in SAE Inc.   The issuance of the 2,000,000 shares was booked at the closing market price on August 31 2011, which was $0.66/share.

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

	Year ended
	June 30, 2012
	Film	Music	Total
Revenue	$8,357,927	$5,977	$8,363,904
Cost of revenue	(4,856,610)	(39,031)	(4,895,641)
Gross profit/(loss)	$3,501,317	$(33,054)	$3,468,263
Operating expenses	(8,926,363)	(91,505)	(9,017,867)
Income from operations	$(5,425,046)	$(124,559)	$(5,549,604)

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

			CONSOLIDATED
As at June 30, 2012	SAE INC	SAFE	BALANCE

SAP Inc	$1,801,098	$(20,850)	$1,780,248

SAP LOU	336,290	-	336,290

Peter Hoffman	(1,028,389)	(18,961)	(1,047,350)

SAFE (UK)	-	(13,556)	(13,556)

	$1,108,999	$(53,367)	$1,055,632

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

Louisiana has certified approximately $6,500,000 of film infrastructure expenditure, the tax credits accruing on which SAPLA will assign for cash, with the remaining expenses remaining under consideration by the Louisiana Department of Economic Development (“LED”). SAPLA has received no objections to any of its film rehabilitation expenses from LED as reflected in the audit report submitted to LEDF on July 2, 2012. Under a published Opinion of the Attorney General of Louisiana, the Louisiana tax credits vest upon certification as a film infrastructure project which occurred in 2008.   Revenue is not recognized until the required audit or compilation is complete and available to be submitted to the appropriate agency.    The reserve established by the Company against the revenue to be received from SAPLA from disposition of the tax credits reflects potential discounts on the assignment of credits for cash and any potential reduction in the amount of expenses that may be subject to credits by objection of any Federal or Louisiana agency, even though the Company has at present no reason to believe there will be any such reductions.

NOTE 5 – FILM COSTS

Film costs as of June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012	June 30, 2011
Film Costs, beginning of period	$23,133,559	$23,808,869
Additions to film costs during the period	1,934,873	2,168,424
Total film costs	25,068,432	25,977,293
Less: Amortization and impairment for the period	(3,996,576)	(2,843,734)
Less: One time revaluation due to asset transfer	(6,459,247)	-
Total film costs, net of accumulated amortization	$14,612,609	$23,133,559

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

Due to the decline in the common stock price, the Company reviewed the redemption value of the Series B Preferred Stock to common and, as agreed by the Board of Directors, revalued the Series B Preferred Stock at the 10 day volume weighted closing bid price of the Company’s common stock on September 30, 2012 ($0.29/share), as if all shares of Series B Preferred Stock issued and not in escrow were converted in common stock at the conversion price of $1.10 per share.   No earnout provision has been made for any shares of Preferred Stock not now issued, as management does  not believe the conditions for release of such shares will be met.

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

		Original agreed
		Conversion rate	Start	Finish	Variable Terms
Convertibles
Hanover Holding	$160,479	$0.10	19/10/2011	18/05/2012	Price will reset if not converted within 8 months
Hanover Holding	$65,821	$0.10	16/11/2011	16/02/2012	Lower of fixed and variable conversion price
Beauvoir Capital Ltd	$110,899	$0.20	22/11/2011	31/03/2012
FireRock	$28,784	$0.25	12/12/2011	12/06/2012	Lower of fixed and variable conversion price
Aegis – Tripod	$35,504	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Aegis – CMS	$35,503	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Aegis - Rachel	$35,503	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Runway	$200,682	$0.20	11/01/2012	30/09/2012	Lower of fixed and variable conversion price
Tripod	$52,729	$0.24	16/01/2012	30/06/2012	Lower of fixed and variable conversion price
Isaac Loan	$263,315	$0.03	20/01/2012	30/06/2012	Lower of fixed and variable conversion price
Sendero	$262,986	$0.20	24/01/2012	30/09/2012	Lower of fixed and variable conversion price
Tripod - $150k	$125,918	$0.24	01/02/2012	01/02/2013	Lower of fixed and variable conversion price
Briskin $100k	$104,866	$0.23	03/02/2012	03/02/2013	One time conversion price reset
Hanover	$420,053	$0.10	23/02/2012	23/08/2012	Lower of fixed and variable conversion price
Briskin - $50k	$52,500	$0.09	04/04/2012	10/10/2012	One time conversion price reset
Briskin - $40k	$41,667	$0.09	13/04/2012	22/10/2012	One time conversion price reset
Briskin - $60k	$62,500	$0.09	17/04/2012	22/10/2012	One time conversion price reset
Briskin - $45k	$46,350	$0.07	14/05/2012	22/10/2012	One time conversion price reset
Firerock - $62,500	$62,654		21/06/2012	21/12/2012	Lower of fixed and variable conversion price
Agua Alta (Cold Fusion)	$100,163	****	25/06/2012	25/06/2013	35% discount from previous day's closing price
Beaufort	$50,066	****	26/06/2012	26/06/2013	35% discount from previous day's closing price

	$2,318,942
807 Esplanade Convertibles
Beaufort - $100k (807 Esplanade)	$102,794	****	06/04/2012	05/04/2013	35% discount from previous day's closing price
Beaufort - $250k (807 Esplanade)	$256,411	****	13/04/2012	12/04/2013	35% discount from previous day's closing price
Old Capital - $250k (807 Esplanade)	$252,466	****	31/05/2012	30/05/2013	35% discount from previous day's closing price
	$611,671

The Company has evaluated these convertible notes for embedded derivative features and has determined that no derivative liability exists.

Convertible debts are all convertible to common stock on maturity at the option of the lender. They all bear interest at varying rates and convert at different times and at fixed or variable converson prices according to the contract.

NOTE 10 – LOANS PAYABLE

The Company has the following indebtedness as of June 30, 2012:

Lender
Film and Production Loans

Palm Finance *			$4,324,431	18%	Forebearance agreement
Palm Finance			82,354	18%	Forebearance agreement

Palm Finance *			1,538,218	18%	Forebearance agreement

120db Film Finance LLC			4,425	Non stated	Due on demand

Cold Fusion Media Group LLC			175,000	10%	Due on demand

Total Film and Production Loans			$6,124,428

Other loans
Other
Trafalgar Capital (in liquidation)			$531,986	9%	Due on demand
TCA loan	31/03/2011	30/09/2011	62,149	10%	Due on demand
GHP Note			137,573
JMJ Financial (J Keener)	29/06/2012	27/10/2012	500,137	10%
			$1,231,845

Hanover Holding	19/10/2011	18/05/2012	$160,479	10%	Due on demand
Hanover Holding	16/11/2011	16/02/2012	65,821	12%	Paying in installments
Beauvoir Capital Ltd	22/11/2011	31/03/2012	110,899	18%	Due on demand
FireRocks-East Side Holdings	12/12/2011	12/06/2012	28,784	12%	Due on demand
Aegis – Tripod	15/12/2011	30/06/2012	35,504	12%	Due on demand
Aegis – CMS	15/12/2011	30/06/2012	35,503	12%	Due on demand
Aegis – Rachel	15/12/2011	30/06/2012	35,503	12%	Due on demand
Runway	11/01/2012	30/09/2012	200,682	12%	Due on demand
Tripod	16/01/2012	30/06/2012	52,729	12%	Due on demand
Isaac Loan	20/01/2012	30/06/2012	263,315	12%	Due on demand
Sendero	24/01/2012	30/09/2012	262,986	12%
Tripod - $150k	01/02/2012	01/02/2013	125,918	12%
Michael Briskin	03/02/2012	03/02/2013	104,866	12%
Hanover	23/02/2012	23/08/2012	420,053	10%	Paying in installments
Briskin - $50k	04/04/2012	10/10/2012	52,500	10%
Briskin - $40k	13/04/2012	22/10/2012	41,667	10%
Briskin - $60k	17/04/2012	22/10/2012	62,500	10%
Briskin - $45k	14/05/2012	22/10/2012	46,350	10%
Firerock - $62,500	21/06/2012	21/12/2012	62,654	10%
Agua Alta (Cold Fusion)	25/06/2012	25/06/2013	100,163	12%
Beaufort	26/06/2012	26/06/2013	50,066	12%

			$2,318,942

807 Esplanade
Beaufort - $100k (807 Esplanade)	06/04/2012	05/04/2013	$102,794	12%
Beaufort - $250k (807 Esplanade)	13/04/2012	12/04/2013	256,411	12%
Old Capital - $250k (807 Esplanade)	31/05/2012	30/05/2013	252,466	12%
Palm Finance - mortgage and construction loan			3,001,271	15%	Forebearance agreement

SAFELA loans outstanding			$3,612,942

Total Other Loans			$7,163,731

TOTAL LOANS			$13,288,159

The loan amounts at June 30, 2012 and 2011 include accrued interest of $2,939,546 and $2,233,944, respectively.

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
276,411

Fourth Quarter Ended June 30, 2012:

Between April 1, 2012 and  June 30, 2012,  the Company issued   1,140,343 shares at an average price of $4.81 per share.   The total number of shares outstanding on June 30, 2012 was 1,739,900.   (See Subsequent Events Note 16 for stock issuances subsequent to June 30, 2012).

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

Due to the decline in the common stock price, the Company reviewed the redemption value of the Series B Preferred Stock to common and, as agreed by the Board of Directors, revalued the Series B Preferred Stock at the 10 day volume weighted closing bid price of the Company’s common stock on September 30, 2012 ($0.29/share), as if all shares of Series B Preferred Stock issued and not in escrow were converted in common stock at the conversion price of $1.10 per share.   No earnout provision has been made for any shares of Preferred Stock not now issued, as management does  not believe the conditions for release of such shares will be met.

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