Form 10-Q
period 2012-09-30
Seven Arts Entertainment Inc.
filed 2012-11-19
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2012

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

As of  November 14, 2012 there were 23,804,649  shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
SEPTEMBER 30, 2012

Seven Arts Entertainment, Inc.
Consolidated Balance Sheets
As of September 30, 2012 and June 30, 2012

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,137	$120,658
Accounts receivable, net of allowance for doubtful accounts of $171,062 and $171,062	241,741	192,035
Due from related parties	1,960,407	2,116,538
Fee income receivable from related parties	5,896,970	5,896,970
Other receivables and prepayments	1,768,410	849,845
Total Current Assets	9,876,665	9,176,046
Long term receivable from related parties	1,643,928	1,643,928
Film costs, less accumulated amortization of $10,536,633 and $10,458,823	14,965,355	14,612,609
Music assets, less amortization of $408,205 and $0	3,098,323	2,923,474
Leasehold Improvements, less amortization of $37,927 and $0	4,808,558	4,551,270
Property and equipment, net of accumulated depreciation of $111,501 and $111,231	16,407	16,137
TOTAL ASSETS	$34,409,236	$32,923,464

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,393,265	$1,152,977
Accrued liabilities	2,718,137	2,758,844
Due to related parties	1,757,743	1,060,905
Shares to be issued	92,207	200,000
Participation and residuals	127,950	114,215
Other loans	7,728,830	7,163,731
Film & production loans	6,161,706	6,124,428
Deferred income	922,580	849,080

Total Current Liabilities	20,902,418	19,474,180

Provision for earn-out	50,000	50,000

TOTAL LIABILITIES	$20,952,418	$19,424,180

STOCKHOLDERS' EQUITY
Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 0 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 180,000 and 0 outstanding	4,762,952	4,762,952
Convertible redeemable Series B shares held in escrow	(3,163,636)	(3,163,636)
Common stock; $0.01 par value; 35,992,964 authorized, 4,166,677 and 1,739,900 issued and outstanding	41,667	17,399
Additional paid in capital	20,386,938	18,866,060
Treasury stock	(180,000)	-
Accumulated deficit	(8,284,741)	(8,271,186)
Comprehensive income	-	(13,555)
Current Earnings	(1,357,621)	-
Shareholders' equity	13,456,809	13,449,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,409,227	$32,873,464

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2012 and 2011

	3 Months	3 Months
	Ended	Ended
	September 30, 2012	September 30, 2011
Revenue:
Film revenue	$229,393	$592,541
Music revenue	921,195	-
Post production revenue	6,450	-
Total revenue	1,157,038	592,541
Cost of revenue
Amortization and impairment of film costs and music assets	486,015	463,804
Amortization of leasehold improvements	37,927	-
Provision for returns	231,405	-
Other cost of revenue	120,307	15,340
Cost of revenue	875,653	479,144
Gross profit	281,385	113,397
Operating expenses:
General and administrative expenses	669,948	681,885
Total operating expenses	669,948	681,885
Income from operations	(388,563)	(568,488)
Non-operating income(expense)
Other income	6,451	-
Interest expense	(975,509)	(413,800)
Total non-operating income (expense)	(969,058)	(413,800)
Income/(loss) before taxes	(1,357,621)	(982,288)
Provision for income tax (benefit)	-	-
Net income (loss)	$(1,357,621)	$(982,288)

Comprehensive income (loss):
Net income (loss)	(1,357,621)	(982,288)
Foreign exchange translation gain (loss)	-	(1,003)
Comprehensive income (loss)	$(1,357,621)	(983,291)

Weighted average number of common shares used in the earnings (loss) per share calculation:
Basic	2,493,294	100,224
Diluted	2,493,294	100,224

Basic earnings/ (loss) per share	(0.54)	(9.81)
Diluted earnings/ (loss) per share	(0.54)	(9.81)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,357,612)	$(983,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(270)	1,688
Amortization and impairment of film costs & music assets	486,015	463,804
Amortization of leasehold improvements	37,927	-
Stock issued for services	-	10,000
Provision for returns	231,405	-
Increase in accounts receivable	(49,706)	(73,016)
Decrease in due from related parties	156,131	957,762
Increase in other receivables and prepayments	(918,565)	(333,540)
Decrease in bank overdraft	-	(987)
Increase (decrease) in accounts payable	240,288	(739,393)
Increase in accrued liabilities	(134,766)	(1,925,056)
Increase in deferred income	73,500	24,117
Increase in due to related parties	696,838	-
Net cash used in operating activities	(538,815)	(2,597,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of film costs	(430,556)	(320,880)
Capitalization of music assets	(583,054)	-
Addition of leasehold improvements	(295,215)	-
Net cash used in investing activities	(1,308,825)	(320,880)

CASH FLOWS FROM FINANCING ACTIVITES:
Conversion of debt to common stock	(2,446,219)	(3,188,028)
Proceeds from borrowings	1,616,119	-
Shares of common stock issued in satisfaction of debt	2,446,219	-
Issuance of common stock for cash	300,000	-
Acquisition of treasury stock	(180,000)	-
Shares of common stock issued to PLC for assets	-	7,880,000
Common and preferred stock to be issued	-	1,986,722
Stock issued in share exchange	-	64,763
Liabilities retained in PLC in share exchange	-	(3,783,988)
Net cash provided by financing activities	1,736,119	2,959,469

NET INCREASE (DECREASE) IN CASH	(111,521)	40,677
CASH AT BEGINNING OF PERIOD	120,658	8,785
CASH AT END OF PERIOD	$9,137	$49,462

Supplemental cash flow information:
Cash paid for interest	$-	$-
Shares of common stock issued to PLC for assets	$-	$7,880,000
Common and preferred stock to be issued	$-	$1,986,722
Stock issued in share exchange	$-	$64,763
Liabilities retained in PLC in share exchange	$-	$(3,783,991)
Conversion of debt to common stock	$(2,446,219)	$(3,188,028)
Stock issued for services	$-	$10,000

Seven Arts Entertainment, Inc.
Notes to Consolidated Financial Statements
September 30, 2012
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

 On June 11, 2010, SAE, was formed and became a wholly owned subsidiary of PLC.    As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer certain assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 28,571 shares (2,000,000 shares as adjusted for the 1:70 reverse stock split discussed herein) of SAE were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

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

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors liquidation under English law (See Note 12 – Commitments and Contingencies). Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.   In accordance with the asset transfer agreement, PLC has been issued 2 million (pre-split)/28,571 post- split shares of common stock of SAE in order to satisfy these obligations.

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

Capital Structure:

SAE’s authorized capital is 250,000,000 shares of capital stock.  SAE has authorized the following classes of stock:

●
35,667,840  shares of common stock authorized, $.01 par value per share.   As of September 30, 2012, there were 4,166,677 shares of common stock outstanding, all of which are fully paid and non-assessable  (including the 28,571 shares issued to SAP Plc. as part of the asset transfer agreement approved by the SEC in January 2011). Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

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

Unaudited Financial Statements:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. The Company was considered a domestic filer as of its September 30, 2011 quarter-end, and filed its first Form 10-Q in October 2012.

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

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule, ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." The Company does not have any variable interest or special purpose entities.    Going forward, the Company will present Palm Finance’s 40% share of SAFELA’s profit or loss as a non-controlling interest.    As of September 30, 2012, SAFELA’s net loss was not material (approximately $3,000).

The Company prepares its financial statements on the accrual basis of accounting and in accordance with Generally Accepted Accounting Principles of the United States of America (“US GAAP”). All material intercompany balances and transactions are eliminated.  Management believes that all adjustments necessary for a fair presentation of the results of the year ended September 30, 2012 and 2011 have been made.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $171,062 at both September 30, 2012 and June 30, 2012. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due To/Due From Related Parties

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to the Company’s predecessor at cost.   Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.    Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as  Due To Related Party.    As of September 30, 2012, $1,744,186  was owed to Mr. Hoffman for unpaid salary and unreimbursed expenses, as well as repayment of cash he advanced the Company or its predecessors.     During the quarter ended September 30, 2012, shares were issued in satisfaction of a portion of this liability.   These shares are being held as collateral for two loans (JMJ and Tonaquint) and will be returned to the Company if not called as collateral.

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

Other Receivables and Prepayments:

The Company has entered into contracts for investor relations and consulting services to assist in future fundraising activities. A portion of these services were prepaid with shares of common stock that vested immediately and will be amortized over the period the services are to be provided.     Additionally, the Company has approximately $200,000 and $125,000 in revenue to be received from digital platforms on the films, The Pool Boys and Drunkboat, respectively,  which has been earned but not received as of September 30, 2012.    Also included in other receivables is approximately $639,000 receivable from the Company’s distributor of the DMX album.    The Company released the album and shipped approximately110,000 units this quarter.    The receivable is net of a customary allowance for returns.

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

The post production facility commenced operations on July 1, 2012.   The leasehold improvements are being amortized over the useful life of the lease.

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

Deferred Income:

Any income received from customers before a film is delivered for release (such as deposits on distribution contracts)  is recorded as a deferred income until all of the criteria for the Company’s revenue recognition policy have been met.

Provision for Earn-Out for David Michery/Big Jake Music:

The Company’s Asset Purchase Agreement with David Michery provided for 50,000 of the Company’s $100 par, Convertible Redeemable Series B Preferred Shares, be held in Escrow until the Net EBIT (as defined in the agreement) from distribution of the DMX Albums and two albums embodying the performance of Bone Thugs-n-Harmony exceeds $5,000,000, as confirmed by the Company’s independent auditor.     At the end of five years, should the Net EBIT be less than $5,000,000, the shares will be released on a fractional basis, as defined in the agreement.    The Company has determined the current estimate of fair value of the earn-out to be $0.

In connection with the acquisition of the stock of BJM, the Company issued 10,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share) to Jake Shapiro and his assigns and agreed to issue an additional 70,000 shares of our Series B convertible preferred stock to Shapiro and his assigns if certain specific terms are met 40,000 shares are subject to proving valuation and usage of  certain advertising credits and 30,000 shares are subject to an earn-out over a two year period.  The 70,000 shares are currently held in escrow.

The Company has determined the fair value of the earn-out with regard to the proving of the media credits is $50,000, as of June 30, 2012 which the Board believes is the value of an equivalent public relations campaign for the two projects for which the credits have been used.  Mr. Sharpiro does have the right to seek an independent valuation.

Asset Transfer Agreement:

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a wholly owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 28,571 (2,000,000 pre-split) shares of SAE were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

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

Segment Reporting:

The Company now  operates in three business segments as a motion picture  producer and distributor; as a music label managing the assets of David Michery and Big Jake Music and as a provider of both production and post-production services at its facility at 807 Esplanade in New Orleans. The Company believes that  its businesses should be reported as three business segments. (See Note 2 - Segment Information).

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

In the quarter ended March 31, 2012,  the Company formed a new subsidiary, Seven Arts Music, and acquired music assets from David Michery and purchased the stock of Big Jake Music.   This is a new line of business for the Company.

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA owns, in its capacity, a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility for the Company’s use.   The post production facility commenced operations on July 1, 2012.   This is also a new line of business for the Company.

The table below presents the financial information for the three reportable segments for the year ended September 30, 2012.

	Three Months Ended
	September 30, 2012
	Film (SAFE)	Music (SAM)	Post- Production (SAFELA)	Total
Revenue	$229,393	$921,195	$6,450	$1,157,038
Cost of revenue	(108,549)	(729,177)	(37,927)	(875,653)
Gross profit/(loss)	120,844	192,018	(31,477)	281,385
Operating expenses	(376,242)	(32,979)	(34,534)	(443,755)
Loss from operations	$(255,398)	$159,039	$(66,011)	$(162,370)
SAE Inc.				(226,184)
Total Operating Loss				$(388,554)

Assets
	September 30, 2012	June 30, 2012
Film assets	$14,965,355	$14,612,609
Music assets	3,098,323	2,923,474
Post-production assets	4,808,558	4,551,270

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

SAP, Inc. directly or through related various Louisiana limited liability companies have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company.   The net balances of these combined accounts due to the Company as of September 30, 2012 and June 30, 2012 were $202,664 and $1,055,632, respectively.

			CONSOLIDATED
As of September 30, 2012	SAE	SAFE	BALANCE
SAP Inc.	$1,807,088	$(20,850)	$1,786,238
SAP LOU	161,861	-	161,861
Peter Hoffman	(1,727,627)	(16,559)	(1,744,186)
SAFE (UK)	-	(13,557)	(13,557)
SAP PLC	73,680	(61,372)	12,308
	$315,002	$(112,338)	$202,664

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

Peter Hoffman:

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to the Company’s predecessor at cost.   Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.    Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as  Due To Related Party.    As of September 30, 2012, $1,744,186  was owed to Mr. Hoffman for unpaid salary and unreimbursed expenses, as well as repayment of cash he advanced the Company or its predecessors.     During the quarter ended September 30, 2012, shares were issued in satisfaction of a portion of this liability.   These shares are being held as collateral for two loans (JMJ and Tonaquint) and will be returned to the Company if not called as collateral.

807 Esplanade Guarantee:

Seven Arts Pictures Louisiana LLC, (“SAPLA”) a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of  September 30, 2012. As of June 30, 2012, the Company assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 due to Advantage Capital (contingent on receipt of tax credit revenues) due to an agreement with the now mortgagor Palm Finance.

A construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for 807 Esplanade.

807 Esplanade Advances:

On February 28, 2012,  the Company took out a convertible loan of $200,000 from Rowett Capital Ltd. These have been loaned to 807 Esplanade to cover outstanding interest payments due on the construction loan  on 807 Esplanade  previously guaranteed by the Company.    Three additional convertible loans were taken out totaling $600,000 and then loaned onto SAPLA to pay down the construction loan on the property 807 Esplanade, as to not further delay the construction and opening of the facility, for which the Company will have a 30 year lease to operate a post-production facility.

Loan Arrangements:

In connection with the loan of $500,000 with JMJ Financial entered into on June 27, 2012, and a new loan entered into in the first quarter of fiscal 2013 with Tonaquint Inc. of $435,000, the Company sold to Mr. Hoffman, at market price, who in turn will pledge 8,000,000 shares to JMJ and have pledged 7,000,000 shares to Tonaquint of our common stock, respectively, in exchange for a portion of the Company’s existing indebtedness to Mr. Hoffman.    Mr. Hoffman has agreed to return these shares to the Company if not utilized by the pledges.

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

NOTE 5 – FILM COSTS

Film costs as of September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012	June 30, 2012
Film Costs, beginning of period	$14,612,609	$23,133,559
Additions to film costs during the period	430,556	1,934,873
Total film costs	15,043,165	25,068,432
Less: Amortization and impairment for the period	(77,810)	(3,996,576)
Less: One time revaluation due to asset transfer	-	(6,459,247)
Total film costs, net of accumulated amortization	$14,965,355	$14,612,609

Amortization of film costs was $77,810 and $3,996,576 for the three months ended September 30, 2012 and the year ended June 30, 2012.   The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.  The Company had a one-time revaluation due to asset transfer of $6,459,247 as at June 30, 2012.

NOTE 6 – MUSIC ASSETS

Music assets as of September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012	June 30, 2012
Music assets, beginning of period	$2,923,474	$-
Additions to music assets during the period	583,054	2,923,474
Total music assets	3,506,528	2,923,474
Less: Accumulated amortization	(408,205)	-
Total music assets, net of accumulated amortization	$3,098,323	$2,923,474

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

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.    As of September 30, 2012, amortisation and impairment of $408,205 has been booked.

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

During the period ended September 30, 2012 the Company had a net loss of $(1,357,612),  increasing the deferred tax asset approximately $461,588 at the statutory tax rate of 34%.   Deferred tax assets at September 30, 2012 consisted of the following:

Deferred tax asset related to:

	September 30, 2012	June 30, 2012
Prior Year	$2,812,203	$-
Tax Benefit (Expense) for Current Period	461,588	2,812,203
Deferred Tax Asset	3,273,791	2,812,203
Less: Valuation Allowance	(3,273,791)	(2,812,203)
Net Deferred Tax Asset	$-	$-

The net deferred tax asset generated by the loss carry forward has been fully reserved and will expire in 2019 through 2032.   The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September  30, 2012.

NOTE 9 – LOANS PAYABLE

The Company has the following indebtedness as of September 30, 2012:

Lender
Film and Production Loans
Palm Finance			$4,408,003	18%	Forebearance agreement
Palm Finance			$-	18%	Forebearance agreement
Palm Finance			$1,699,278	18%	Forebearance agreement
120db Film Finance LLC			$4,425	stated	Due on demand
Cold Fusion Media Group LLC			$50,000	10%	Due on demand

Total Film and Production Loans			$6,161,706

Other
Trafalgar Capital (in liquidation)			$565,454	9%	Due on demand
JMJ Financial	29/06/2012	27/10/2012	$525,069	10%	Due on Demand
GHP Note			$137,573		Due on Demand
LotusCapital	08/08/2012	07/12/2012	$100,726
Tonaquint	22/08/2012		$312,650	8%
			$1,641,471
Convertibles
Aegis - Tripod	15/12/2011	30/06/2012	$37,499	12.0%	Due on demand
Aegis – CMS	15/12/2011	30/06/2012	$37,498	12.0%	Due on demand
Aegis - Rachel	15/12/2011	30/06/2012	$37,498	12.0%	Due on demand
Runway	11/01/2012	30/09/2012	$212,051	12.0%	Due on demand
Tripod	16/01/2012	30/06/2012	$55,721	12.0%	Due on demand
Isaac Loan	20/01/2012		$104,990	12.0%	Due on demand
Sendero	24/01/2012	30/09/2012	$277,945	12.0%	Due on demand
Tripod - $150k	01/02/2012	01/02/2013	$166,372	12.0%	Due on demand
Hanover	23/02/2012	23/08/2012	$377,285	10.0%	Due on demand
Briskin - $50k	04/04/2012	10/10/2012	$54,993	10.0%	Due on demand
Briskin - $40k	13/04/2012	22/10/2012	$43,661	10.0%	Due on demand
Briskin - $60k	17/04/2012	22/10/2012	$65,492	10.0%	Due on demand
Briskin - $45k	14/05/2012	22/10/2012	$48,594	10.0%	Due on demand
Firerock - $62,500	21/06/2012	21/12/2012	$32,671	10.0%
Agua Alta (Cold Fusion)	25/06/2012	25/06/2013	$106,148	12.0%
Beaufort	26/06/2012	26/06/2013	$53,058	12.0%
Beaufort $75k	19/07/2012	19/07/2013	$76,500	10.0%
Beaufort $50k	19/07/2012	19/07/2013	$51,000	10.0%
Beaufort $150k (Simply Stockbroking)	26/07/2012	25/01/2013	$152,712	10.0%
Beaufort $350k (Simply Stockbroking)	31/07/2012	30/08/2012	$355,849	10.0%	Due on demand
Tangiers	08/08/2012		$50,726	10.0%
Beaufort $25k	14/08/2012	08/02/2013	$25,322	10.0%
Tangiers	24/09/2012	08/10/2012	$50,082	10.0%	Due on demand

			$2,473,669

807 Esplanade
Beaufort - $100k (807 Esplanade)	06/04/2012	05/04/2013	$108,779	12%
Old Capital - $250k (807 Esplanade)	31/05/2012	30/05/2013	$267,425	12%
Palm Finance - mortgage and construction loan			$3,237,486	15%	Forebearance agreement

SAFELA loans outstanding			$3,613,690

Total Other Loans			$7,728,830

TOTAL LOANS			$13,890,536

The Company has evaluated these convertible notes for embedded derivative features and has determined that no derivative liability exists. Convertible debts are all convertible to common stock on maturity at the option of the lender. They all bear interest at varying rates and convert at different times and at fixed or variable conversion prices according to the contract.

*The Company does not agree with interest charged by Palm on the 2011 forgiven interest on these two film loans and believes the dispute will be resolved once the loans are repaid.

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

The Company converted $779,874 of the film and production loans into 1,316,099 shares of common stock during the three months ended September 30, 2012.

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

In July, 2011 the Company entered into an amended financing agreement with Palm to refinance the existing indebtedness secured by the production and post-production facility in New Orleans, Louisiana under which Palm has acquired the existing credit facility of $3,700,000 plus accrued interest of an affiliate SAPLA for $1,000,000 of this amount plus a continent sum of $750,000 (contingent on receipt of the tax credit revenues) and  advanced an additional $1,800,000 to complete renovation and construction of this facility. Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the Property.

Under the amended agreement:

a)	the group guaranteed the debt on the post production facility and

b)	Palm forgave a total of $4,458,624 of principal and interest on the two production loans as well as

c)	reduced the liability on the New Orleans production facility by $1,950,000 in exchange for the group guaranteeing the production facility debt.

d)	Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and

e)
are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the Property and cross guaranteed the Company,  its affiliates and CEO, Peter Hoffman.

In June, 2012 as detailed in Note 7 the Esplanade debt was assumed by SAFELA in exchange for a 30 year lease on the facility.  SAFELA was in turn acquired by the Company.  At September 30, 2012 and June 30, 2012 debt and accrued interest under the amended agreement total  $9,287,079 and $8,946,000 respectively.

Trafalgar

SAP Plc. Borrowed £1,000,000 (approximately $1,651,000 ) as a convertible debenture from Trafalgar Capital Special Investment Fund (“Trafalgar”) that came due on June 30, 2009. We were unable to repay the debenture and as a result, we defaulted on a payment of £1,000,000 plus interest to Trafalgar Capital Special Investment Fund in June 2009.

On September 2, 2009 the Group repaid Trafalgar $1,000,000 as a partial payment against this loan, with the remaining balance subject to repayment in cash or convertible to the shares of common stock of the Group at the conversion terms as agreed between Trafalgar and the Group. On June 22, 2010 an amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to December 31, 2010, and the Group agreed to issue  971  shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the shares of common stock. The transaction was consummated subsequent to the date of the financial statements and all 971 had been sold by December 31, 2010. Subsequent to June 30, 2010, a further amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to March 31, 2011, and the Group agreed to issue 1214 shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the 1,214 shares of common stock. The current balance outstanding on the loan after sale of these  shares is approximately $565,000.

NOTE 11 – EQUITY TRANSACTIONS

First Quarter Ended September 30, 2012:

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

The Company is authorized to issue 35,992,964 common shares at a par value of  $0.01 per share. These shares have full voting rights. At September 30, 2012 and  June 30, 2012, there were 4,166,677 and 1,739,900 common shares outstanding.   The shareholders agreed to increase the authorized shares to 250,000,000 from 50,000,000 at the Company’s shareholder meeting in February 2012 . The shareholders also approved a 1:10 reverse split at this AGM. The Board of Directors approved a 1:70 reverse split on August 31, 2012 but to do so had to reduce the authorized common stock back down to 35,992,964 shares.

During the three months ending September 30, 2012, Company issued 2,418,206 shares at an average price of $1.13 per share in satisfaction of $2,446,219 of outstanding loans payable and accrued interest and 8,571 shares for $300,000 cash.

258,055	common shares were issued in part payment of the Palm debt to the value of $133,500 at an average conversion price of $0.52/share.
1,058,044	common shares were issued in satisfaction of the Schism debt of $646,374 at an average conversion price of $0.61/share
482,697	common shares were issued in satisfaction of various convertible loans totaling $586,114 was converted at an average conversion price of $1.21/ share.(High of $2.42 and low of $0.57)
90,720	common shares were issued for expenses totalling $179,800 for the music company at $1.98/share
44,711	common shares were issued for consulting services totalling $54,200 provided under the S-8 authority at $1.21/share
244,149	common shares were issued for general expenses totalling $357,232 provided under the 3a9 authority at $1.42/share.(High of $2.45 and low of $0.70)
75,715	common shares were issued to lenders as fees for loan arrangements of $159,000 at $2.10/share
85,714	common shares were issued as collateral for a loan totalling $180,000 at $2.10/share
8,571	common shares were issued for $300,000 cash (average of $35.00/share)
80,586	common shares were issued to cover 807 Esplanade construction fees totalling $150,000 at $1.86/share adjustment for reverse split shares
(2,185)
2,426,777	Total shares issued in the quarter

Warrants and Options:

●
During the twelve months ended June 30, 2012, the Company issued 1,429 options to each of the seven members of the board of directors.   These options have a five year term and a strike price equal to the closing price of the Company’s stock at the date of issue.   Each director was issued 714 options with a strike price of $30.80 on October 14, 2011 and 714 options with a strike price of $27.30 on December 6, 2011.     Half of the options vested on December 31, 2011 and the remaining half will vest on December 31, 2012.

●
During the quarter ended June 30, 2012, the Company contracted to issue 28,571 options to David Michery in conjunction with his employment agreement with the Company.   These options have a strike price of $12.60  and vest and shall be exercisable in equal monthly instalments over the term of his employment agreement, which is February 22, 2012 through December 31, 2016. These options have not yet been issued.

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

●
On June 29, 2012, 119,048 warrants were issued to JMJ Financial in conjunction with a loan agreement.  These options have a strike price of $2.10.
In 2012, the Company filed two Form S-8’s in connection with the registration under the Securities Act of 1933, as amended.   285,715 shares of common stock were issued under the Company’s 2012 Stock Incentive Plan.

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

NOTE 12 – EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and generally exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19,  the Company did not consider any potential common shares in the computation of diluted EPS as of September  30, 2012, due to the loss from continuing operations, as including them would have an anti-dilutive effect on EPS.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Creditors Liquidation of SAP Plc.

The Company’s listing predecessor Seven Arts Pictures Plc. (‘PLC’) was placed by the English Companies Court into compulsory liquidation on November 8, 2011. The Company’s CEO, Mr. Peter Hoffman, as a director of PLC had sought an administration order but this request was denied by the Courts as a result of inter alia the opposition of Parallel Pictures LLC (‘Parallel’).   PLC’s principal creditors have appointed a liquidator for the orderly winding up of its remaining assets not transferred to the Company pursuant to the Asset Transfer Agreement, effective January 27, 2011.Based on discussions with the liquidator, our management believes this liquidation proceeding will have no material effect on the cost, business or market value of common stock.

Further Share Issue to SAE Inc.

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a 100% owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares of SAE were issued to PLC in order to satisfy any remaining obligations.  SAE Inc. may issue more shares of its common stock to resolve any claim made on the liquidation of PLC. The 2,000,000 pre-split shares were originally booked on January 27, 2012 at the market price on the day the SEC approved the transaction which was $3.94/share. Management now believe the shares should be booked at the August 31, 2012 market price of $0.66/share which is the date from which the shares in SAE were tradeable.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company issued the following shares of common stock subsequent to September 30, 2012:

New Stock Issuances through November 12,  2012

Between October 1, 2012 and November 14, 2012,  the Company issued   19,637,942 common shares at an average price of $0.14  per share.   The total number of shares outstanding on November 14, 2012 was 23,804,649.

6,680,095	common shares were issued in satisfaction of Schism debt totalling $ 369,384 was converted at an average conversion price of $0.06 share.(High of $0.09 and low of $0.04)
1,708,863	common shares were issued in satisfaction of various convertible loans totalling $ 130,333 was converted at an average conversion price of $0.08 share.(High of $0.14 and low of $0.07)
391,667	common shares were issued for consulting services totalling $82,500 provided under the S-8 authority at $0.21/share
3,454,545	common shares were issued at $0.29 on conversion of 38,000 Series B preferred shares
7,000,000	common shares were issued to Peter Hoffman at a share price of $0.17 in satisfaction of a debt of $1,190,000
300,000	common shares (restricted) were issued to David Furth at a share price of $0.06
102,802	common shares were issued in satisfaction of a debt totalling $ 29,813 was converted at a conversion price of $0.29 /share.

19,637,972

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Robert Kaiser and Brett Pogany tendered their resignations as members of our Board of Directors, effective September 17, 2012. Mr. Kaiser was the chair of the audit committee. Both made note of their concern that we had not completed implementation of our Board-approved internal control procedures. Management believes that all such internal control procedures, as approved by our Board, have been implemented. These procedures were filed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

On October 15, 2012, we increased the number of our directors to eight with the addition of David Furth. Mr. Furth, in addition to three of our current directors, is an “independent director” under the SEC independence standards applicable to us. David Furth is the managing director of Gi2 LLC, where he has managed hedge fund and private equity investments focusing on rapidly growing international companies in retail software, technology, and health care since July 2008. Prior to his tenure at Gi2, commencing January 2005 Mr Furth was Senior Vice President and Portfolio Manager at Provident Investment Counsel, where he managed a $450 million growth stock portfolio. Mr. Furth attended Stanford University for his undergraduate degree and then the Kellogg School of Management at Northwestern University for his MBA.
.
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

Company Overview:

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

Post-Production Facility

As of June 30, 2012 SAFELA was transferred to the Company.   SAFELA, which is 60% owned by the Company,  has a 30 year lease to run a production and pot-production facility at 807 Esplanade Avenue in New Orleans, Louisiana  (“807 Esplanade”).    The facility commenced operations on July 1, 2012.

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

RESULTS OF OPERATIONS

Results of Operations for the Three-Month Period Ended September 30, 2012 vs. 2011

We generated a net loss of $1,357,621 for the three months ended September 30, 2012, compared to $983,291 for the three months ended September 30, 2011. A discussion of the key components of our statements of operations and material fluctuations for the three months ended September 30, 2012 and 2011 is provided below.

Revenue

A)	Film revenue totalled $229,393 for the three months ended June 30, 2012, compared to $592,541 for the three months ended June 30, 2011. A comparison of the 2012 and 2011 sales is as follows:

•
The majority of 2012 sales came from the accrued sales for the US release of the movie “Drunk Boat” September 2012. On-going royalty income was also received spread over “Pool Boys”, ”Knife Edge” ”Night of the Demons” and “Nine Miles Down”

•
The majority of 2011 sales came from the US digital release of the movie “The Pool Boys” in September 2011. A significant sale to a third party distributor was also made on the title in Canada during the period. A small amount of royalty income spread over several titles was also received.

B)
The music division released the first album from its main artist DMX on September 11, 2012. Accrued revenues of $927,645 have been booked with a returns provision of 25% ($231,405)  showing as cost of sales.   Costs to produce the album have been capitalized into music assets.

C)	The post production facility commenced operations during the period but as construction is still on-going revenues were small.

There were no fee-related revenues in either period.

Cost of Sales

A)
The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bear’s to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films.

•	An amortization charge of $77,809 was made in the period to September 30, 2012 spread over several titles but mainly “Pool Boys” and “Knife Edge” in line with revenue forecasts.

•	The equivalent charge during the quarter ended September 30, 2011 was $463,804 mainly related to the release of “Pool Boys”.

B)
The music company assets have also been amortised in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the album. A charge of $408,205 has been levied for the period.  No amortization was recorded in the previous year.

C)	The leasehold improvements have been written off over the 30 year period of the lease.

Other costs of sales in the period totalled $120,307 versus $ 15,340  in the same quarter in 2011 due to the addition of two new divisions especially the music division were 15% distribution fee is payable to the music distributor Fontana.

Administration Expenses

General and administrative expenses decreased from $681,885 for the three months ended September 30, 2011 to $681,885 for the three-months ended September 30, 2012.

Apart from the addition of the two new divisions (additional cost of $67,513)  the net increase is primarily due to the following:

•	$210,000 distribution costs relating to the digital and theatrical release of “The Pool Boys” in September 2011 compared to $120,307 in 2012.

•
$111,000 of additional legal and professional costs in the 2012 period compared to 2011 mainly related to the set-up of certain loans taken out during the period as well as advisory fees relating to our NASDAQ listing.

•
Travel and entertainment costs have increased by $50,000 between 2011 and 2012. This increase is attributable to the increased trips of the directors between the US and the UK and travel costs for our auditors for each quarterly review,  which did not happen in 2011.

Interest charges in the three months to September 30, 2012 were $975,509 compared to $413,800 in the same period in 2011.   The 2012 total includes an additional $141,000 related to SAFELA for the mortgage and construction loan and $25,000 related to the music company.     Neither of these charges was included in the 2011 total.

Interest on movie and production loans was $450,000 during the first quarter ended September 30, 2012 versus September 30, 2011 of $366,000.    The 2012 amount includes disputed interest expense that was not included in the 2011 charge.    The 2012 amount also includes $214,000 of corporate loan interest on loans that were entered into subsequent to March 31, 2011.

No tax expense was recognized in either period.

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

Short Term Liquidity

The Company has a retained deficit of $8,284,741 as of September 30, 2012.  Management believes that, as a result of the proceeds derived from the proposed offering (registration statement, Form S-1, to be filed November 2012) , and based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the music division and post-production facility, we will have sufficient working capital to operate for the next twelve months.   Fiscal 2013 will be a year of exploitation of the developed  music and post-production businesses, as well as consolidation having strengthened the balance sheet through conversion of debt to equity. This is still anticipated to lead to positive cash flow from operations during fiscal 2013.

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

Cash Flows

Operating Activities: Net cash used in operating activities in the quarter ended September 30, 2012 was $538,815.   An increase in other receivables from music company revenue was offset by a provision for returns, amortization of film costs and music assets and  during the year and amortization of leasehold improvements.

Investing Activities:   Net cash used in investing activities in the quarter ended September 30, 2012 was $1,308,825 which is attributable to cost associated with the development of music assets, additions to film costs for films currently in development and leasehold improvements for the post-production facility.

Financing Activities: Net cash provided by  financing activities during the year ended June 30, 2012 was $1,736,119  mainly due to the proceeds from additional debt and issuance of common stock for cash.

Capital Resources

As of September 30, 2012, the Company  did not have any outstanding capital commitments. As of the date of this filing the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.

WORKING CAPITAL: Working capital at September 30, 2012 was $(11,075,753), which is consistent with our position as of  June 30, 2012 of ( $10,298,134).

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

SHAREHOLDER’S EQUITY/(DEFICIT): Shareholder’s Equity at September 30, 2012 was $13,456,818  increasing slightly from June 30, 2012 $13,449,284.    The change was primarily due to the conversion of debt to equity through the issuance of common shares set-off against the revaluation of the shares pledged to certain loans.

Historically, we have successfully raised additional operating capital through private equity funding sources or loans from affiliates. However, no assurances can be given that we will be able to obtain sufficient working capital through the sale of common stock and/or borrowing or that the development and implementation of our business plan will generate sufficient future revenues to sustain on-going operations.

Employees

As of September 30, 2012, Seven Arts had 15 employees and independent contractors, providing full time services. Our affiliates employ many part time employees for production of our motion pictures, but we do not engage temporary employees on any regular or material basis. We are not signatory to any labor union collective bargaining agreements, but our affiliates in the United States are signatory to the current Writer’s Guild of America, Directors Guild of America and IATSE Low Budget Agreements and have in the past been signatory to the Screen Actors Guild Agreement. Our employees have ranged from a low of six to a high of fourteen over the last three fiscal years.

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

Jones Film

Seven Arts Pictures plc (“PLC”), the Company’s listing predecessor, its then subsidiary Seven Arts Filmed Entertainment Limited (“SAFE”) and Seven Arts Pictures Inc. (“SAP”), were the subject of two arbitration awards of attorney fees totalling approximately $900,000, with interest and charges, both of which were reduced to judgment in favour of Jonesfilm (“JF”). PLC has accrued a provisional liability in the amount of $800,000 including approximately $100,000 of accrued interest at June 30, 2011.  The Company paid approximately $525,000, the amount of the first arbitration award plus interest and charges, in November, 2011, Management believes the Company has no further liability in this matter. JF asserts that the Company is liable as the “successor in interest” to PLC, which the Company denies.

Arrowhead Target Fund

Seven Arts Future Flow I (“SFF”), a limited liability Company owned by SAP Inc., a Company previously controlled by Mr. Hoffman, obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”). SFF secured the Arrowhead Loan with liens on 12 motion pictures that generated revenues of $820,026 in the Fiscal Year Ended June 30, 2009, $2,739,800 in the Fiscal Year Ended September 30, 2008 and $544,478 in the three month period ended June 30, 2009. The Company’s only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues. SAE’s subsidiary, SAFE, Ltd. was the collateral agent of the film assets.

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

Based upon an evaluation conducted for the period ended March  31, 2012, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	During the three months ended September 30, 2012 and subsequent to June 30, 2012, the Company filed Form 8-Ks:
•	On July 11 2012
•	On July 24 2012
•	On August 6,2012
•	On August 20, 2012
•	On August 30, 2012
•	On September 7, 2012
•	On September 14, 2012
•	On September 28, 2012
    Also
•	An S-8 was filed on July 6., 2012
•	An S-3 was filed on August 20, 2012
•	A Pre14A was filed on July 30, 2012 and again on August 9, 2012 (revised on August 24 2012 and again on September 11, 2012)

(b) Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.

Date: November, 2012	By:	/s/ Peter Hoffman
Peter Hoffman, CEO