Form 10-Q
period 2012-12-31
Seven Arts Entertainment Inc.
filed 2013-02-19
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  31, 2012

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

As of   February 15, 2013 there were 67,631,925  shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
DECEMBER 31, 2012

Seven Arts Entertainment, Inc.
Consolidated Balance Sheets

	December 31, 2012 (Unaudited)	June 30, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,476	$120,658
Accounts receivable, net of allowance for doubtful accounts of $171,062 and $171,062	185,049	192,035
Due from related parties	2,096,747	2,116,538
Fee income receivable from related parties	5,896,970	5,896,970
Other receivables and prepayments	1,634,568	849,845
Total Current Assets	9,829,810	9,176,046

Long term receivable from related parties	1,643,928	1,643,928

Film costs, less accumulated amortization of $19,125,730 and $18,953,035	15,069,065	14,612,609

Music assets, less amortization of $408,205 and $0	3,108,323	2,923,474

Leasehold Improvements, less amortization of $80,775 and $0	4,845,915	4,551,270

Property and equipment, net of accumulated depreciation of $112,364 and $106,671	13,604	16,137
TOTAL ASSETS	$34,510,645	$32,923,464

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,554,082	$1,152,977
Accrued liabilities	2,818,722	2,758,844
Due to related parties	2,030,358	1,060,905
Shares to be issued	92,207	200,000
Participation and residuals	123,267	114,215
Convertible debt	4,740,087	4,162,460
Mortgage and construction loans	3,355,850	3,001,271
Film & production loans	6,760,147	6,124,428
Deferred income	923,180	849,080
Total Current Liabilities	22,397,900	19,424,180

Provision for earn-out	50,000	50,000

TOTAL LIABILITIES	$22,447,900	$19,474,180

STOCKHOLDERS' EQUITY
Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 0 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 143,850 and 0 outstanding	3,761,133	4,762,952
Convertible redeemable Series B stock held in escrow	(3,163,636)	(3,163,636)
Common stock; $0.01 par value; 35,667,840 authorized, 29,506,536 and 1,739,900 issued and outstanding	295,063	17,399
Additional paid in capital	21,541,194	18,866,060
Treasury stock	(180,000)	-
Accumulated deficit	(11,750,533)	(8,284,741)
Warrants to be distributed	480,371	-
Total Seven Arts Entertainment Inc. equity	12,234,842	13,449,284
Non-controlling interest	(172,097)	-
Total Stockholders' equity	12,062,745	13,449,284
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,510,645	$32,923,464

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	3 Months Ended		6 Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Film revenue	$164,719	$207,790	$394,112	$800,331
Music revenue	6,450	-	927,645	-
Post production revenue	11,628	-	18,078	-
Total revenue	182,797	207,790	1,339,835	800,331

Cost of revenue:
Amortization and impairment of film costs and music assets	94,886	336,527	580,901	800,331
Amortization of leasehold improvements	42,848	-	80,775	-
Provision for returns	-	-	231,405	-
Other cost of revenue	129,351	283,949	249,658	299,289
Cost of revenue	267,085	620,476	1,142,739	1,099,620
Gross profit (loss)	(84,288)	(412,686)	197,097	(299,289)

Operating expenses:
General and administrative expenses	781,667	360,612	1,451,615	1,039,070
Bad debt expense	-	(2,818)	-	(2,818)
Total operating expenses	781,667	357,794	1,451,615	1,036,252
Loss from operations	(865,955)	(770,480)	(1,254,518)	(1,335,541)

Non-operating income(expense)
Other income	(6,451)	-		-
Interest expenses	(927,488)	(328,942)	(1,902,997)	(742,742)
Interest income	-	-
Total non-operating income (expense)	(933,939)	(328,942)	(1,902,997)	(742,742)
Loss before taxes	(1,799,894)	(1,099,422)	(3,157,515)	(2,078,283)
Provision for income tax	-	-	-	-
Net loss	(1,799,894)	(1,099,422)	(3,157,515)	(2,078,283)

Less: Net loss attributable to non-controlling interests	(89,293)	-	(172,097)	-

Net loss attributable to Seven Arts Entertainment, Inc.	$(1,710,601)	$(1,099,422)	$(2,985,418)	$(2,078,283)

Comprehensive loss:
Net loss	(1,799,894)	(1,099,422)	(3,157,515)	(2,078,283)
Other Comprehensive income/loss	-	-	-	-
Comprehensive loss	(1,799,894)	(1,099,422)	(3,157,515)	(2,078,283)
Less: Comprehensive loss attributable to non-controlling interests	(89,293)	-	(172,097)	-

Comprehensive loss attributable to Seven Arts Entertainment, Inc.	$(1,710,601)	$(1,099,422)	$(2,985,418)	$(2,078,283)

Weighted average shares of common stock outstanding:
Basic	19,377,544	225,040	10,935,419	225,040
Diluted	19,377,544	225,040	10,935,419	225,040

Basic profit/ (loss) per share	$(0.09)	$(4.89)	$(0.27)	$(9.24)
Diluted profit/ (loss) per share	$(0.09)	$(4.89)	$(0.27)	$(9.24)

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,157,515)	$(983,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,693	1,688
Amortization and impairment of film costs & music assets	580,901	463,804
Amortization of leasehold improvements	80,775	-
Stock issued for services	100,500	10,000
Provision for returns	231,405	-
Increase in accounts receivable	(224,419)	(73,016)
Decrease in due from related parties	19,791	957,762
Increase in other receivables and prepayments	(784,723)	(333,540)
Capitalization of film costs	(629,150)	(320,880)
Capitalization of music assets	(593,054)	-
Decrease in bank overdraft	-	(987)
Increase (decrease) in accounts payable	401,111	(739,393)
Increase in accrued liabilities	68,930	(1,925,056)
Increase in deferred income	74,100	24,117
Increase in due to related parties	887,445	-
Accrued interest on loans	1,459,834	-
Net cash used in operating activities	(1,478,376)	(2,918,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Addition of leasehold improvements	(375,420)	-
Net cash used in investing activities	(375,420)	-

CASH FLOWS FROM FINANCING ACTIVITES:
Conversion of debt to common stock	-	(3,188,028)
Proceeds from borrowings	1,737,407	-
Shares of common stock issued in satisfaction of debt		-
Issuance of common stock for cash	300,000	-
Acquisition of treasury stock	(180,000)	-
Shares of common stock issued to PLC for assets	-	7,880,000
Common and preferred stock to be issued	(107,793)	1,986,722
Stock issued in share exchange	-	64,763
Liabilities retained in PLC in share exchange	-	(3,783,988)
Net cash provided by financing activities	1,749,614	2,959,469

NET INCREASE (DECREASE) IN CASH	(104,182)	40,677
CASH AT BEGINNING OF PERIOD	120,658	8,785
CASH AT END OF PERIOD	$16,476	$49,462

Supplemental cash flow information:

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares of common stock issued to PLC for assets	$-	$7,880,000
Common and preferred stock to be issued	$-	$1,986,722
Stock issued in share exchange	$-	$64,763
Liabilities retained in PLC in share exchange	$-	$(3,783,991)
Conversion of debt to common stock	$4,297,520	$(3,188,028)
Stock issued for services	$100,500	$10,000
Conversion of Preferred Shares Series B to common stock	$1,001,818	$-

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment, Inc.
Notes to Consolidated Financial Statements
December 31, 2012
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

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors liquidation under English law (See Note 10 – Commitments and Contingencies). Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.   In accordance with the asset transfer agreement, PLC has been issued 2 million (pre-split)/28,571 post- split shares of common stock of SAE in order to satisfy these obligations.

In connection with the acquisition of the music assets of Michery, the Company issued 100,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share, to Michery and his assigns, with 50,000 being delivered at the time of execution and the  additional 50,000 shares of the Company’s Series B convertible preferred stock to be held in escrow  against  two DMX albums and two Bone Thugs-N-Harmony albums generating an aggregate of net earnings before interest and taxes of $5,000,000 during the next five fiscal years.  Mr. Michery is the Chief Executive Officer of SAM.

Subsequent to period end, Mr. Michery converted and sold 37,000 shares of Series B and used a portion of the proceeds to pay for certain expenses of the Company in connection with the issuance of the DMX album “Undisputed.” The Company and Mr. Michery have agreed the remaining 50,000 shares of Series B in escrow will be disposed of by issuance of 20,000 shares to Mr. Michery in full satisfaction of any claims he may have against the Company for payment of these expenses and the balance of the shares of Series B will be cancelled.

In connection with the acquisition of the stock of BJM, the Company issued 80,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share, to Jake Shapiro and his assigns, with 10,000 being delivered to him at time of execution and the additional 70,000 shares to be held in escrow until such time as certain specific terms are met. 40,000 of the shares are subject to proving valuation and usage of certain advertising credits and 30,000 shares are subject to an earn-out over a two year period.

The Company settled its disputes with Mr. Shapiro subsequent to December 31, 2012,  and all shares of Series B preferred stock held in escrow for him and persons associated with him have been cancelled, and the rights to the assets acquired will be returned to Mr. Shapiro.

Seven Arts Pictures Louisiana LLC, (“SAPLA”), a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”) for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has now assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenues) due to an agreement with the now mortgagor Palm Finance. A construction loan of $1,850,000 previously guaranteed by the Company has now also been assumed by the Company, through SAFELA, for the grant of a 30 year lease on the property 807 Esplanade to operate a film  production and post-production facility.

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

Emerging Growth Company Critical  Accounting Policy Disclosure:

The Company qualifys as an “emerging growth company” under the 2012 JOBS Act.    Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company  may elect to take advantage of the benefits of this extended transition period in the future.

Capital Structure:

SAE’s authorized capital as of December 31, 2012 was 35,992,964 shares. The shareholders agreed to increase the authorized shares to 250,000,000 from 50,000,000 at the Company’s shareholder meeting in February 2012 . The shareholders also approved a 1:10 reverse split at this meeting. The Board of Directors approved a 1:70 reverse split on August 31, 2012 but to do so had to reduce the authorized common stock back to 35,667,840 shares.  All amounts of common stock presented in these financial statements have been restated for all historical periods to reflect these reverse stock splits.

At a meeting of stockholders held on January 28, 2013, the authorized shares of the Company’s stock was increased to 250,000,000 with 249,000,000  allocated to common stock and 1,000,000 allocated to preferred stock (Note 13).

As of December 31, 2012 SAE has authorized the following classes of stock:

●
35,667,839  shares of common stock authorized, $.01 par value per share.   As of December 31, 2012 and June 30, 2012, there were 29,506,536  and 4,166,677 shares of common stock outstanding, all of which are fully paid and non-assessable . Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

●	125,125 shares of Series A Preferred Stock with a $10.00 par value per share, issued to one shareholder in November 2011. These shares have a conversion price to common stock of $10.50 per share.
●
200,000 shares Series B Preferred Stock with a $100.00 par value per share, issued in February, 2012, 143,850 shares are issued, 120,000 of such shares are held in escrow subject to earn out provisions. The per share conversion price for the Series B Preferred Stock is $1.10 per share.

●	214,007,035 shares of unallocated capital stock

Unaudited Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Events occurring subsequent to December 31, 2012 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2012 and through the date of this filing.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012.

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

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule, ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All material intercompany balances and transactions are eliminated.  The Company does not have any variable interest or special purpose entities.     The Company presents Palm Finance’s 40% share of SAFELA’s profit or loss as a non-controlling interest.    As of December 31, 2012, SAFELA’s net loss was $430,244.

.
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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2012 and in the three and six months ended December 31, 2012.

The Company has provided a valuation allowance against all existing and newly created deferred tax assets as of December 31, 2012, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $171,062 at both December 31, 2012 and June 30, 2012. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due To/Due From Related Parties

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to the Company’s predecessor at cost.   Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.  Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as  Due To Related Party.  During the six months ended December 31, 2012, 7,357,143 (post split) shares were issued in satisfaction of $2,091,227 of this liability.  These shares are being held as collateral against certain loansand will be returned to the Company if not called as collateral.

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

Other Receivables and Prepayments:

The Company has entered into contracts for investor relations and consulting services to assist in future fundraising activities. A portion of these services were prepaid with shares of common stock that vested immediately and will be amortized over the period the services are to be provided. Additionally, the Company has approximately $200,000 and $125,000 in revenue to be received from digital platforms on the films, The Pool Boys and Drunkboat, respectively, which has been earned but not received as of December 31, 2012. Also included in other receivables is approximately $356,000 receivable from the Company’s distributor of the DMX album. The Company released the album and shipped approximately110,000 units during the quarter ended September 30, 2012. The receivable is net of a customary allowance for returns.

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

In connection with the acquisition of the stock of BJM, the Company issued 80,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share, to Jake Shapiro and his assigns, with 10,000 being delivered to him at time of execution and the additional 70,000 shares to be held in escrow until such time as certain specific terms are met. 40,000 of the shares are subject to proving valuation and usage of certain advertising credits and 30,000 shares are subject to an earn-out over a two year period.

The Company has determined the fair value of the earn-out with regard to the proving of the media credits is $50,000, as of December 31, 2012 and June 30, 2012 which the Board believes is the value of an equivalent public relations campaign for the two projects for which the credits have been used.  Mr. Sharpiro does have the right to seek an independent valuation.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of December 31, 2012 and 2011, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

Share Based Payments:

The Company accounts for share based payments using a fair value based method whereby compensation cost is measured at the grant date based on the value of the services received and is recognized over the service period. The Company uses the Black-Scholes-Merton pricing model to calculate the fair value of options and warrants issued. In calculating this fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

In the quarter ended March 31, 2012,  the Company formed a new subsidiary, Seven Arts Music, and acquired music assets from David Michery and purchased the stock of Big Jake Music.   This was a new line of business for the Company.   All music company sales relate to the release of the first DMX “Undisputed”album

.On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA owns, in its capacity, a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility for the Company’s use.   The post production facility commenced operations on July 1, 2012.   This is also a new line of business for the Company.

The table below presents the financial information for the three reportable segments for the three and six months  ended December 31, 2012:

	Three Months Ended
	December 31, 2012
	Film (SAFE)	Music (SAM)	Post- Production (SAFELA)	Total
Revenue	$164,719	$6,450	$11,628	$182,797
Cost of revenue	(90,204)	(118,221)	(42,848)	(251,273)
Gross profit/(loss)	74,515	(111,771)	(31,220)	(68,476)
Operating expenses	(406,328)	(212,766)	(53,853)	(672,947)
Loss from operations	$(331,813)	$(324,537)	$(85,073)	(741,423)
SAE Inc.				(124,532)
Total Operating Loss				$(865,955)

	Six Months Ended
	December 31, 2012
	Film (SAFE)	Music (SAM)	Post- Production (SAFELA)	Total
Revenue	$394,112	$927,645	$18,078	$1,339,835
Cost of revenue	(198,753)	(847,398)	(80,775)	(1,126,926)
Gross profit/(loss)	195,359	80,247	(62,697)	212,909
Operating expenses	(782,581)	(245,745)	(88,386)	(1,116,712)
Loss from operations	$(587,222)	$(165,498)	$(151,083)	(903,803)
SAE Inc.				(350,716)
Total Operating Loss				$(1,254,519)

Assets
		December 31, 2012	June 30, 2012
	Film assets	$15,069,063	$14,612,609
	Music assets	3,108,323	2,923,474
	Post-production assets	4,845,915	4,551,270

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

SAP, Inc. directly or through related various Louisiana limited liability companies have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company.   The balances of these combined accounts due to the Company as of December 31, 2012 and June 30, 2012 were $(66,389) and $1,055,633, respectively.

As of December 31, 2012 :	SAE		SAFE		CONSOLIDATED BALANCE
Due From:-
SAP Inc.		$1,808,681	$		$1,808,681
SAP LOU		164,386		-	164,386
SAP PLC		123,680		-	123,680
Total		2,096,747			2,096,747

Due to:-
SAP Inc.	$			$(20,850)	$(20,850)
Peter Hoffman		(1,754,475)		(180,104)	(1,934,579)
SAFE (UK)		-		(13,557)	(13,557)
SAP PLC		-		(61,372)	(61,372)
		$(1,754,475)		$(275,883)	$(2,030,358)

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

 During the six months ended December 31, 2012, 357,143 (25,000,000 pre-split) and 7,000,000 shares were issued in exchange for $914,786, and $1,190,000, respectively, of the Due to related party balance. The 357,143 shares have been pledged to JMJ Financial in connection with a $500,000 convertible debenture, as collateral against repayment of the note.  The 7,000,000 shares have been pledged to Tonaquint Inc, in connection with a total of $590,000 in convertible debentures, under the terms of an amendment dated October 5, 2012, as collateral against repayment of the note. (Note 8) In the event of a default on either of the notes the holder may transfer and sell the pledged shares and apply the proceeds against the outstanding amounts on the notes.  Per agreements between the Company and Mr. Hoffman in respect to the pledged shares, if the pledged shares are sold and applied to the note balance, or if the shares are not utilized by the pledges and returned to the Company,  Mr. Hoffman’s  Due to related party balance as of the date of the agreements, will be reinstated. Due to the future obligation to in substance repurchase the shares and reinstate the Due to related party balance, the shares have been treated as if issued for no consideration, and a liability for $2,104,786 was recognized included in the Due to related party balance for the obligation to repurchase the pledged shares.

807 Esplanade Guarantee:

Seven Arts Pictures Louisiana LLC, (“SAPLA”) a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana for aggregate principal advances of up to $3,700,000. This agreement was guaranteed by the Company’s predecessor. Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of  December 31, 2012. As of June 30, 2012, the Company assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 due to Advantage Capital (contingent on receipt of tax credit revenues) due to an agreement with the now mortgagor Palm Finance.

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

SAPLA has filed for historical rehabilitation tax credits available from the United States (26%) and Louisiana (25%) on approximately $9,500,000 of historical rehabilitation expenses paid in connection with the renovation of  the building and property at 807 Esplanade Avenue in New Orleans, Louisiana (the “Property”) and reflected in a compilation of expenses by an independent accounting firm. SAPLA has filed the Part I application for historic rehabilitation credits and has received the Part II and Part III approvals from the United States Department of Parks with respect to the Property.  SAPLA have allocated the Federal historic rehabilitation credits to investors in its lessee, 807 Esplanade Ave. MT LLC (“MT”), who have completed the necessary documentation for the transfer to take place. We expect the credits will be received upon the filing of the investor’s amended tax return for 2011 and 2012.  There is nothing further that needs to be done on this matter to assure the collection of these sums. Upon filing the tax returns and utilizing the credits,  the investor will reduce our  indebtedness to them as a result of such allocation.

SAPLA will assign the Louisiana historic rehabilitation for cash. All creative and historic approvals have been given with respect to these credits.  The State has not yet issued its certification of the amounts after review of the required audit. Per discussions management has had with the Inspector General’s office, the Company believes the issue to be resolved shortly.

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

As of December 31, 2012, the current director of LED has toured 807 Esplanade and seemed satisfied with his review.  He requested the building get a permanent business license (which will be available on March 1, 2013) and to confirm that the equipment in the building is permanent. The Company is not aware of any other issues with respect to the State Film Infrastructure Credits, which have already been confirmed in a letter in September of 2012.  The only issue appears to be whether or not the building has actually been “placed in service” to the satisfaction of LED.

NOTE 5 – FILM COSTS

Film costs as of December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012	June 30, 2012
Film Costs, beginning of period	$14,612,609	$23,133,559
Additions to film costs during the period	629,154	1,934,873
Total film costs	15,241,763	25,068,432
Less: Amortization and impairment for the period	(172,695)	(3,996,576)
Less: One time revaluation due to asset transfer	-	(6,459,247)
Total film costs, net of accumulated amortization	$15,069,068	$14,612,609

Amortization of film costs was $94,886 and $172,695 for the three and six months ended December 31, 2012.  The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.  The Company had a one-time revaluation due to asset transfer of $6,459,247 at June 30, 2012.

Analysis of film costs

	NBV as at 12/31/12	% amortized in
Completed		Next 12 mths	Next 3 years
New releases
The Pool Boys	$1,398,408	100%	100%
Nine Miles Down	1,385,830	100%	100%
Night of the Demons	443,115	78%	100%
	$3,227,353
Library titles
Total Library	$4,013,122	53%	80%

Total Completed Films	$7,240,475

Development	$7,828,590

December 31, 2012	$15,069,065

NOTE 6 – MUSIC ASSETS

Music assets as of December 31, 2012 and June 30, 2012 are as follows:

	December 31,2012	June 30,2012
Music assets, beginning of period	$2,923,474	$-
Additions to music assets during the period	593,054	2,923,474
Total music assets	3,516,528	2,923,474
Less: Accumulated amortization	(408,205)	-
Total music assets, net of accumulated amortization	$3,108,323	$2,923,474

The initial material assets that were acquired comprise 52 completed sound recordings including  two completed albums with “DMX”, up to two additional albums from “DMX” and up to five albums from “Bone Thugs-N-Harmony”(“BTH”).

The music assets were initially recorded at the value of the preferred stock issued, and capitalized costs incurred in the production of the current DMX album and related videos.

Due to the decline in the common stock price, the Company reviewed the redemption value of the Preferred Stock to common on the contractually agreed conversion date and, as agreed by the Board of Directors, revalued the Preferred Stock at the 10 day volume weighted closing bid price of the Company’s common stock on September 29, 2012 ($0.29/share), as if all shares of Series B Preferred Stock issued and not in escrow were converted in common stock at the conversion price of $1.10 per share.   No earnout provision has been made for any shares of Preferred Stock not now issued, as management does not believe the conditions for release of such shares will be met.

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.    For the three and six months ended December 31, 2012, amortization and impairment of $0 and $408,205 has been recognized.

The $408,205 was the amortization charge based on sales of the DMX “Undisputed” album compared to current forecast sales for the assets acquired. No impairment has been booked as management believes it is too early in the asset cycle. The second single from the “Undisputed” album is due for release in the next few weeks which management are hopeful will lead to increased sales of the album.

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

The post production facility commenced operations on July 1, 2012. The leasehold improvements will be amortized over the useful life of the lease.  For the three and six months ended December 31, 2012, amortization expense of $42,848 and $80,775 has been recognized.

NOTE 8 – LOANS PAYABLE

The Company has the following indebtedness as of December 31, 2012:

Lender	Balance including accrued interest	Interest Rate	Issuance Date	Maturity Date

Film and Production Loans:

Palm Finance Corporation	$4,763,537	18%			Forebearance agreement
Palm Finance Corporation	1,868,061	18%			Forebearance agreement
120db Film Finance LLC	4,425	Not stated		8/25/2008	Due on demand
Safron Capital Corp	20,700	10%	10/31/2012	3/31/2013	Due on demand
Palm Finance Corporation	103,425	10%	7/30/2012		Due on demand or on settlement of the Content litigation

Total Film and Production Loans	$6,760,148

Trafalgar Capital	$584,403	9%	10/15/2008	8/31/2009	Due on demand
Lion House Eden Finance	50,000		1/22/2009		Due on demand
JMJ Financial	525,205	10%	6/29/2012	10/27/2012	Due on demand
GHP	137,573	18%	1/21/2011	4/30/2012	Due on demand
LotusCapital	100,993	5%	8/8/2012	12/7/2012	Due on demand
Tonaquint, Inc.	576,144	8%	8/22/2012		Amended on October 5, 2012 (see below)
	$1,974,319

Convertibles
Tripod Group, LLC	$37,510	12%	12/15/2011	6/30/2012	Due on demand
CMS Capital	37,508	12%	12/15/2011	6/30/2012	Due on demand
Rachel Cohen Skydell	37,508	12%	12/15/2011	6/30/2012	Due on demand
Runway Investments, LTD	160,609	12%	1/11/2012	9/30/2012	Due on demand
Tripod Group, LLC	55,737	12%	1/16/2012	6/30/2012	Due on demand
Isaac Capital Group LLC	105,045	12%	1/20/2012	6/30/2012	Due on demand
Sendero Capital Ltd	278,027	12%	1/24/2012	9/30/2012	Due on demand
Tripod Group, LLC	162,946	12%	2/1/2012	2/1/2013
Hanover Holdings LLC	427,312	10%	2/23/2012	8/23/2012	Due on demand
Beaufort Ventures, PLC	108,811	12%	4/6/2012	4/5/2013
Beaufort Ventures, PLC	80,887	12%	4/13/2012	10/16/2012
Old Capital Ltd	267,507	12%	5/31/2012	5/30/2013
Firerock Capital Inc	32,679	10%	6/21/2012	12/21/2012	Due on demand
Agua Alta (Cold Fusion)	106,180	12%	6/25/2012	6/25/2013
Beaufort Ventures PLC	53,074	12%	6/26/2012	6/26/2013
Beaufort Ventures, PLC	76,695	10%	7/19/2012	7/19/2013
Beaufort Ventures, PLC	51,130	10%	7/19/2012	7/19/2013
Beaufort Ventures PLC	153,247	10%	7/26/2012	1/25/2013	Due on demand
Beaufort Ventures PLC	224,611	10%	7/31/2012	8/30/2012	Due on demand
Tangiers Investment Group, LLC	50,993	10%	8/8/2012	8/8/2013
Beaufort Ventures, PLC	25,476	10%	8/14/2012	2/8/2013
Tangiers Investment Group, LLC	7,372	10%	9/26/2012	9/26/2013
Tangiers Investment Group, LLC	53,475	10%	10/23/2012	4/3/2013
Dominion Capital LLC	109,284	10%	10/24/2012	2/18/2013
Dominion Capital LLC	59,045	10%	10/24/2012	2/18/2013
Safron Capital Corp.	3,098	10%	5/7/2012	12/7/2012

	$2,765,768

Total convertible debentures	$4,740,087

807 Esplanade
Palm Finance Corporation- mortgage and construction loan	$3,355,850	15%			Forebearance agreement

Total mortgage and construction	$3,355,850
________
* The Company does not agree with interest charged by Palm on the 2011 forgiven interest on these two film loans and believes the dispute will be resolved once the loans are repaid.

The loan balances (not including mortgage) include accrued interest of $ 4,554,689 at December 31, 2012. Interest expense on all the loans for the three and six months ended December 31, 2012 was $557,732 and 1,365,064, respectively.   Interest expense for the mortgage and building loans for the three and six months ended December 31, 2012 is $138,139 and $279,140 and, respectively.

During the period, the Company entered into several new loans, included in the above schedule.  Substantially all of these loans were in exchange for existing loans of the Company, under assignment agreements between the original noteholder and the new noteholder.  The exchanges were evaluated for any gains or losses to be recognized upon extinguishment of the original debt, and it was determined there were no gains or losses to be recognized.

The Company has evaluated their convertible notes for embedded derivative features and has determined that no derivative liability exists. Convertible debts are all convertible to common stock at the option of the holder. They all bear interest at varying rates and convert at different times and conversion  prices according to the contract.  The conversion features were evaluated for any beneficial aspect and determined that no beneficial conversion feature is necessary to recognize.

Tonaquint

On August 22, 2012 the Company entered into a purchase agreement for several convertible debentures (or “notes”) with Tonaquint, Inc. (“Tonaquint”), in the principal amounts of $310,000, $255,000 and $125,000,  The first convertible debenture under the agreement was issued on August 22, 2012 for $310,000, less a discount of $60,000 and $10,000 in expenses.  On October 5, 2012, due to a delisting default, an amendment was entered into which called for one of the  additional convertible debentures to be issued in the principle amount of $155,000 (less a $25,000 discount and $5,000 in fees) and the second in the principal amount of $125,000, to be issued in the future.  This note has not been funded as of December 31, 2012.  The debt discounts have been immediately expensed, based upon the short term nature of the notes, and the insignificance of the amount as compared to the total Convertible Debenture amount and to interest expense over the term of the note.

The convertible debentures are convertible at $0.20, which is above the market value of the Company’s common stock on issuance date, so there is no beneficial element recognized.  As a condition of the amendment the outstanding balance of the first note was increased to $412,990 (to be reduced by $50,000 if the note is paid on its maturity date).  The notes are payable on certain installment dates, to be satisfied by conversion of the installment amount, or cash, at the option of the Company (provided no equity failure conditions, as defined in the agreement, exist, in which cash the installment payment must be in cash.)  As part of the amendment, Tonaquint entered into a Pledge Agreement with Peter Hoffman, for 7,000,000 of the Company’s common stock as collateral against repayment of the note.  In the event of a default on the notes the holder may transfer and sell the pledged shares and apply the proceeds against the outstanding amounts on the notes. (Note 3)

The Company converted $1,183,683 of the film and production loans into 9,004,956 shares of common stock during the six months ended December 31, 2012.

NOTE 9 – EQUITY TRANSACTIONS

Second Quarter Ended December 31, 2012:

Between October 1, 2012 and December 31, 2012,  the Company issued  25,339,859 common shares at an average price of $0.11  per share.

7,688,857	common shares were issued in satisfaction of film debt totalling $403,809, with an average conversion price of $0.05 share.(High of $0.14 and low of $0.02)

7,000,000
common shares were issued to Peter Hoffman, based on a market share price of $0.17 in exchange for debt of $1,190,000.  As the shares will be in substance repurchased and the debt reinstated at a point in the future, the shares were accounted for as if issued for no consideration (Note 3).

3,454,545	common shares were issued at $0.29 on conversion of 38,000 Series B preferred shares

3,028,206	common shares were issued in satisfaction of various convertible loans totalling $ 133,537 at an average conversion price of $0.04 share.( High of $0.29 and low of $0.03)

1,772,812	common shares were issued at $0.02 in satisfaction of $42,723 of 807 Esplanade loans

1,703,772	common shares were issued at $0.02 in satisfaction of $31,232 of expenses

391,667	common shares were issued for consulting services totalling $82,500 provided under the S-8 authority at $0.21/share

300,000	common shares (restricted) were issued to David Furth, a director, at a share price of $0.06

25,339,859

Warrants and Options

On December 17, 2012, the Company declared a warrant dividend to those persons beneficially owning its common stock as of the close of the markets on August 31, 2012. For every ten pre-reverse split shares of common stock held as of such date and time, the holders thereof will be entitled to receive one warrant as a dividend, exercisable at $.03 per post-reverse split share (a “Warrant Share”), which expire on June 30, 2014. The warrants fair value was determined using the Black Scholes Merton Model.  The fair value of $480,371 has been recognized on the accompanying financial statement in Accumulated Deficit and Warrant Dividend to be distributed.

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

258,055	common shares were issued in part payment of the Palm debt to the value of $133,500 at an average conversion price of $0.52/share.

1,058,044	common shares were issued in satisfaction of the Schism debt of $646,374 at an average conversion price of $0.61/share

482,697	common shares were issued in satisfaction of various convertible loans totaling $586,114 was converted at an average conversion price of $1.21/ share.(High of $2.42 and low of $0.57)

90,720	common shares were issued for expenses totalling $179,800 for the music company at $1.98/share

44,711	common shares were issued for consulting services totalling $54,200 provided under the S-8 authority at $1.21/share

244,149	common shares were issued for general expenses totalling $357,232 provided under the 3a9 authority at $1.42/share.(High of $2.45 and low of $0.70)

75,715	common shares were issued to lenders as fees for loan arrangements of $159,000 at $2.10/share

85,714	common shares were issued as collateral for a loan totalling $180,000 at $2.10/share

8,571	common shares were issued for $300,000 cash (average of $35.00/share)

80,586	common shares were issued to cover 807 Esplanade construction fees totalling $150,000 at $1.86/share

(2,185)	adjustment for reverse split shares

2,426,777	Total shares issued in the quarter

NOTE 10 – COMMITMENTS AND CONTINGENCIES

With the exception of the Parallel litigation, as noted below, there has been no significant changes to this litigation this period: .

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

The Arrowhead Loan became due in February 2009 and SFF has not paid the outstanding principal and accrued interest. Arrowhead has the right to foreclose on the pledged film assets, but has not done so. SFF has received a default notice and as a result Arrowhead is now collecting directly all sums otherwise receivable by us with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures. As a result, the Company can no longer control the licensing of these motion pictures.    Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of the Company’s rights to the 12 motion pictures and related loss of revenues in amounts that are difficult to predict.

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

Parallel Actions

On June 28, 2011, PLC (predecessor) filed an action in the High Court of England and Wales against Parallel to collect sums due to PLC with respect to acquisition of distribution rights in Russia to four motion pictures and to confirm Parallel’s obligations under both a signed and unsigned investment agreement with respect to the motion picture project Winter Queen. On the same day, Parallel filed a petition to wind up and liquidate PLC in the Companies Courts of England based on its claim of repayment of $1,000,000 of investment made by Parallel in Winter Queen. PLC is not a part of the Company.   On September 19, 2011, Parallel filed a new action against PLC and the Company in the Los Angeles County Superior Court of California, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Its request for a preliminary injunction was denied by the Superior Court. Parallel in California has been stayed by reason of the “Recognition Order” described in “Liquidation of Seven Arts Pictures plc.”   Parallel was permitted to pursue its remedies in the Los Angeles Superior Court proceedings based on actions of the liquidator.  Parallel’s motion for summary judgment has been denied. The Company believes that a favorable decision by the liquidator as discussed above will resolve this action in the Company’s favor.

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

NOTE 11 -  NON-CONTROLLING INTEREST

The Company’s subsidiary SAFELA, which was acquired by the Company on June 30, 2012, is owned 60% by the Company and 40% by another party.  Accordingly, the subsidiary is included in the consolidated financial position and results of operations of the Company, with recognition of the non-controlling interest separately in the Statement of Operations and  from the equity of the Company’s shareholders on the balance sheet.

The activity of the non-controlling interest as of December 31, 2012 is as follows:

Initial balance recognized at July 1, 2012	$-
Non-controlling interest's proportionate share of Net loss for the six months ended December 31, 2012	172,097

Non-controlling interest at December 31, 2012	$172,097

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of December 31, 2012 and June 30, 2012, all of the Company’s financial assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 13 – SUBSEQUENT EVENTS

a)	Subsequent stock issuances:

The Company issued the following shares of common stock subsequent to December 31, 2012:

Between January 1, 2013 and February 15, 2013,  the Company issued   38,125,389 common shares at an average price of $0.02  per share.   The total number of shares outstanding on February 15, 2013 was 67,631,925.

6,786,848	common shares were issued in satisfaction of film debt totalling $ 102,625 converted at an average conversion price of $0.02 share.

9,182,177	common shares were issued in satisfaction of various convertible loans totalling $ 135,508 was converted at an average conversion price of $0.02 share. (High of $0.02 and low of $0.01)

4,040,000	common shares were issued for consulting services totalling $115,875 provided under the S-8 authority at $0.03/share

5,706,887	common shares were issued at $0.01 on conversion of $72,277 of loans against 807 Esplanade

7,932,572
Restricted common shares were issued to the liquidator of Nine Miles Down UK Ltd in settlement of an outstanding judgement in the liquidation at a share price of $0.03 in satisfaction of a debt of $237,977

4,476,905	common shares were issued in satisfaction of debts totalling $ 69,478 was converted at a conversion price of $0.02 /share.

38,125,389

b)	Increase in Authorized Shares

On January 28, 2013, at a shareholders’ meeting an increase in the number of authorized shares of the Company’s shares to 250,000,000 was approved, with 1,000,000 designated for preferred shares, and 249,000,000 as common shares.

The Board of Directors was also authorized to increase the number of shares of our common stock issuable in our 2012 Stock Incentive Plan from 71,429 to 15,000,000.

c)	Filing of an S-1

An S-1 to ratify the warrant dividend shares (Note 9) was filed on January 22, 2013.

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

RESULTS OF OPERATIONS

Results of Operations for the Three-Month Period Ended December 31, 2012 vs. 2011

We generated a net loss of $1,710,601  for the three months ended December 31, 2012, (after non-controlling interest) compared to $1,099,422 for the three months ended December 31, 2011. A discussion of the key components of our statements of operations and material fluctuations for the three months ended December 31, 2012 and 2011 is provided below.

Revenue

A)	Film revenue totalled $164,719 for the three months ended December 31, 2012, compared to $207,790 for the three months ended December 31, 2011. A comparison of the 2012 and 2011 sales is as follows:

●	The majority of 2012 sales came from releasing ‘Ninth Cloud’ from Deferred Income to Sales and continuing income on Pool Boys.

●
The majority of 2011 sales came from the US digital release of the movie “The Pool Boys” $111k . Royalty income was spread over several titles “Deal” $46k, Autopsy $14k, Knife Edge $13k, Nine Miles Down $12k, Noise $5k and Boo $5k.

B)	No further revenues were recorded for the music division for this quarter.

C)	The post production facility operations continued to grow during the period to $11k despite on-going construction works.

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

●	An amortization charge of $94,886 was made in the period to December 31, 2012 spread over several titles but mainly “Pool Boys” and “Knife Edge” in line with revenue forecasts.

●	The equivalent charge during the quarter ended December 31, 2011 was $336,527 mainly related to the release of “Pool Boys”.

B)
The music company assets have also been amortised in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the album. No charge was levied for the period as there was no income but long term forecasts remain constant.  No amortization was recorded in the previous year as the music company was acquired on February 23, 2012.

C)
The leasehold improvements related to the post-production facility are being written off to costs of sales over the 30 year period of the lease, and were $42,848 for the three month ended December 31, 2012.

Other costs of revenue in the period totalling $129,351 compared to $283,949 in the same quarter in 2011. The 2011 figure was inflated by the write-off of the cost of distribution of “The Pool Boys” The 2012 charge is mainly fees for the music company for distribution fees from Fontana.

Administration Expenses

General and administrative expenses increased from $360,612 for the three months ended December 31, 2011 to $781,667 for the three-months ended December 31, 2012.

However:

1)	The addition of the three new divisions resulted in an additional general and administrative cost of $266,620.
2)
In the three month period to December 31, 2011, $228,000 of distribution costs previously charged to G&A in the first quarter 2011 were reallocated to cost of sales which created a positive “adjustment” in the 2011 period.

3)	Approximately $110,000 less overhead was capitalised to movies in the December 2012 quarter than the equivalent period in 2011.

Taking the above adjustments into account overhead decreased in the 2012 quarter by almost $200,000.mainly in legal and professional and IT costs.

Interest expense in the three months ended December 31, 2012 was $ 927,488 compared to $328,942 in the same period in 2011.   This reflects interest charges on approximately $2.7 million in convertible debentures as compared to the December 31, 2012 loan balance.  Additionally, the 2012 interest expense includes an additional $138,000 related to SAFELA for the mortgage and construction loan not included in the 2011 equivalent quarter and a penalty of $102,990 charged against the Tonaquint loan. $50,000 of this penalty is reduced if the loan is settled within the loan period.

Interest on movie and production loans was $523,000 during the second quarter ended December 31, 2012 versus December 31, 2011 of $219,000. The 2012 amount includes disputed interest expense that was not included in the 2011 charge plus a full quarter’s charge for “The Pool Boys”.

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

Short Term Liquidity

The Company has an accumulated  deficit of $11,750,533 as of December 31, 2012.  Management believes that, as a result of the proceeds derived from the proposed offering (registration statement, Form S-1, filed November 2012) , and based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the music division and post-production facility, we will have sufficient working capital to operate for the next twelve months.   Fiscal 2013 will be a year of exploitation of the developed  music and post-production businesses, as well as a full year of consolidated operations and having strengthened the balance sheet through conversion of debt to equity. This is still anticipated to lead to positive cash flow from operations during fiscal 2013.

We currently borrow funds for the financing of each of our motion pictures from several production lenders. There can be no assurances given that the Group will be able to borrow funds to finance our motion pictures in the future.

Long Term Liquidity

The long term liquidity needs of the Company, are projected to be met primarily through the cash flow provided by operations.   Cash flow from Operating Activities is expected to become positive in fiscal 2013 due to the impact of the release of the first DMX album, the operation of the post-production facility and on-going film revenues.

Cash Flows

Operating Activities: Net cash used in operating activities in the quarter ended December 31, 2012 was $1,478,376.   An increase in other receivables from music company revenue and accounts receivable, as well as increases in amounts due from related parties was offset by a provision for returns, accrued interest, amortization of film costs,music assets and  amortization of leasehold improvements, and the obligation to repurchase the pledged shares.

Investing Activities:   Net cash used in investing activities in the quarter ended December 31, 2012 was $375,420 which is attributable to cost associated with leasehold improvements for the post-production facility.

Financing Activities: Net cash provided by  financing activities during the year ended June 30, 2012 was $1,749,614  mainly due to the proceeds from additional debt and issuance of common stock for cash.

Capital Resources

As of December 31, 2012, the Company  did not have any outstanding capital commitments.    As of the date of this filing the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.

NEGATIVE WORKING CAPITAL: Negative working capital at December 31, 2012 was $(12,485,447), which is consistent with our position as of  June 30, 2012 of ( $10,298,134).

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

STOCKHOLDER’S EQUITY: Stockholder’s Equity at December 31, 2012 was $12,145,388 decreasing slightly from June 30, 2012 $13,449,284.    The change was primarily due to the conversion of debt to equity through the issuance of common shares offset against the revaluation of the shares pledged to certain loans.

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

Employees

As of December 31, 2012, Seven Arts had 15 employees and independent contractors, providing full time services. Our affiliates employ many part time employees for production of our motion pictures, but we do not engage temporary employees on any regular or material basis. We are not signatory to any labor union collective bargaining agreements, but our affiliates in the United States are signatory to the current Writer’s Guild of America, Directors Guild of America and IATSE Low Budget Agreements and have in the past been signatory to the Screen Actors Guild Agreement. Our employees have ranged from a low of six to a high of 15 over the last three fiscal years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Litigation

There have been no significant changes to this litigation this period, with the exception of Parallel, as discussed herein.

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

The Arrowhead Loan became due in February 2009 and SFF has not paid the outstanding principal and interest due thereon. Arrowhead has the right to foreclose on the pledged film assets, but has not done so at the present time. SFF has received a default notice to this effect and as a result Arrowhead is now collecting directly all sums receivable by the Company with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures with the result that the Company no longer controls the licensing of these motion pictures. Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of the Company’s rights to the twelve motion pictures and related loss of revenues in amounts that are difficult to predict.

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

Parallel Action

On June 28, 2011, Seven Arts Pictures Plc. (“PLC”) filed an action in the High Court of England against Parallel Media LLC (“Parallel”) to collect sums due to PLC with respect to acquisition of distribution rights in Russia to four motion pictures and to confirm Parallel’s obligations under both a signed and unsigned investment agreement with respect to the motion picture project Winter Queen. On the same day Parallel filed a petition to wind up and liquidate PLC in the Companies Courts of England based on its claim of repayment of $1,000,000 of investment made by Parallel in Winter Queen. PLC is no longer part of the Company. On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. A request for a preliminary injunction was denied by the Superior Court. Parallel in California has been stayed by reason of the “Recognition Order” described in “Liquidation of Seven Arts Pictures plc.”  Parallel was permitted to pursue its remedies in the Los Angeles Superior Court proceedings based on actions of the liquidator.  Parallel’s motion for summary judgment has been denied. The Company believes that a favorable decision by the liquidator as discussed above will resolve this action in the Company’s favor.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting as of June 30, 2012 (described below), which has not been fully remediated as of December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	During the six months ended December 31, 2012 and subsequent to June 30, 2012, the Company filed Form 8-Ks:
(b)
●	On July 11 2012
●	On July 24 2012
●	On August 6,2012
●	On August 20, 2012
●	On August 30, 2012
●	On September 7, 2012
●	On September 14, 2012
●	On September 28, 2012
●	On October 2, 2012
●	On October 19, 2012
●	On November 26, 2012
●
Also
●	An S-8 was filed on July 6., 2012
●	An S-3 was filed on August 20, 2012
●	A Pre14A was filed on July 30, 2012 and again on August 9, 2012 (revised on August 24 2012 and again on September 11, 2012)
●	A 25-NSE was filed on October 11, 2012
●	A 10-K was filed on October 15, 2012 and amended on November 9, 2012
●	A Pre14A was filed on November 13, 2012 and again on December 7, 2012
●	A 10-Q was filed on November 19, 2012 and amended on November 23, 2012
●	A DEF 14A was filed on December 27, 2012

(b) Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.

Date: February XX, 2013	By:	/s/ Peter Hoffman
Peter Hoffman,
CEO