Form 10-Q
period 2013-03-31
Seven Arts Entertainment Inc.
filed 2013-05-21
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 001-34250

SEVEN ARTS ENTERTAINMENT INC.
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accredited filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accredited filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accredited Filer	☐	Accelerated Filer	☐
Non-Accredited Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of  May 17, 2013, there were 4,703,978 shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seven Arts Entertainment, Inc.
Consolidated Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,691	$120,658
Accounts receivable, net of allowance for doubtful accounts of $39062 and $171,062	189,576	192,035
Due from related parties	2,094,409	2,116,538
Fee income receivable from related parties	5,896,970	5,896,970
Other receivables and prepayments	1,552,458	849,845

Total Current Assets	9,798,103	9,176,046

Long term receivable from related parties	1,643,928	1,643,928

Film costs, less accumulated amortization of $19,125,730 and $18,953,035	14,912,185	14,612,609

Music assets, less amortization of $408,205 and $0	3,122,043	2,923,474

Leasehold Improvements, less amortization of $80,775 and $0	4,890,994	4,551,270

Property and equipment, net of accumulated depreciation of $112,364 and $106,671	10,441	16,137
TOTAL ASSETS	$34,377,695	$32,923,464

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,757,367	$1,152,977
Accrued liabilities	3,047,080	2,758,844
Due to related parties	2,005,233	1,060,905
Shares to be issued	92,207	200,000
Participation and residuals	116,332	114,215
Convertible debt	4,252,951	4,162,460
Mortgage and construction loans	3,588,450	3,001,271
Film & production loans	7,282,094	6,124,428
Deferred income	923,180	849,080
Total Current Liabilities	23,064,894	19,424,180

Provision for earn-out	50,000	50,000

TOTAL LIABILITIES	$23,114,894	$19,474,180

SHAREHOLDERS' EQUITY
Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 125,125 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 43,850 and 180,000 outstanding	1,124,770	4,762,952
Convertible redeemable Series B shares held in escrow	-	(3,163,636)
Common stock; $0.01 par value; 35,667,840 authorized, 29,506,536 and 1,739,900 issued and outstanding	2,071,325	17,399
Additional paid in capital	21,156,887	18,866,060
Treasury stock	(180,000)	-
Shares held as collateral for legal settlement	(275,246)
Accumulated deficit	(14,108,773)	(8,284,741)
Warrants to be distributed	480,371	-
Total Seven Arts Entertainment Inc. equity	11,520,584	13,449,284
Non-controlling interest	257,783	-
Total Shareholders' equity	11,262,801	13,449,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,377,695	$32,923,464

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	3 Months Ended		9 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	$	$	$	$
Revenue:
Film revenue	350,636	$187,793	744,748	987,220
Music revenue	-	-	927645.33	-
Post production revenue	21,624	-	39,702	-
Total revenue	372,260	$187,793	1,712,095	987,220

Cost of revenue:
Amortization and impairment of film costs and music assets	357,668	186,890	938,569	987,221
Amortization of leasehold improvements	42,392	-	123,167	-
Provision for returns	139,406	-	370,811	-
Other cost of revenue	25,312	262,041	274,970	561,330
Cost of revenue	564,778	448,931	1,707,517	1,548,551
Gross profit (loss)	(192,518)	(261,138)	4,578	(561,331)

Operating expenses:
General and administrative expenses	1,207,463	500,897	2,659,078	1,550,761
Bad debt expense	-	109,481	-	106,663
Total operating expenses	1,207,463	610,378	2,659,078	1,657,424
Loss from operations	(1,399,982)	(871,516)	(2,654,500)	(2,218,755)

Non-operating income(expense)
Other income	-	30,196		31,100
Interest expense	(1,043,944)	(744,469)	(2,946,941)	(1,476,417)
Interest income	-	-
Total non-operating income (expense)	(1,043,944)	(714,273)	(2,946,941)	(1,445,317)
Loss before taxes	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)

Provision for income tax	-	-	-	-
Net loss	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)

Less: Net loss attributable to non-controlling interests	(85,685)	-	(257,783)	-

Net loss attributable to Seven Arts Entertainment, Inc.	$(2,358,240)	$(1,585,789)	$(5,343,658)	$(3,664,072)

Comprehensive loss:
Net loss	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)
Other Comprehensive income/loss	-	-	-	-
Comprehensive loss	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)

Less: Comprehensive loss attributable to non-controlling interests	(85,685)	-	(257,783)	-

Comprehensive loss attributable to Seven Arts Entertainment, Inc.	$(2,358,240)	$(1,585,789)	$(5,343,658)	$(3,664,072)

Weighted average shares of common stock outstanding:
Basic	387,551	608,426	4,142,653	353,304
Diluted	387,551	608,426	4,142,653	353,304

Basic profit/ (loss) per share	$(6.08)	$(2.61)	$(1.29)	$(10.37)
Diluted profit/ (loss) per share	$(6.08)	$(2.61)	$(1.35)	$(10.37)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Cash Flows

[TO COME]???

Seven Arts Entertainment, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
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

On June 11, 2010, SAE, was formed and became a wholly owned subsidiary of PLC. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer certain assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 571 shares (2,000,000 shares as adjusted for the 1:70 and 1:50 reverse stock splits discussed herein) of SAE were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders.

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

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors liquidation under English law (See Note 10 – Commitments and Contingencies). Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.  In accordance with the asset transfer agreement, PLC has been issued 2 million (pre-split)/28,571 post-split shares of common stock of SAE in order to satisfy these obligations.

As discussed herein, in late February 2012, the Company formed Seven Arts Music, Inc. (“SAM”) and acquired 52 completed sound recordings of the recording artist DMX from David Michery (“Mr. Michery”) with the rights to additional albums and acquired 100% of the stock of Big Jake Music (“BJM”). As a result, the Company is also in the business of producing and distributing recorded music.

On June 30, 2012, Seven Arts Filmed Entertainment LLC (“SAFELA”) was transferred to the Company. SAFELA, which is now 60% owned by the Company, has a 30 year lease to operate a film production and post-production facility at 807 Esplanade in New Orleans, Louisiana. The post production facility commenced operations on July 1, 2012.

In connection with the acquisition of the music assets of Mr. Michery, the Company issued 100,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share, to Mr. Michery and his assigns, with 50,000 being delivered at the time of execution and the additional 50,000 shares of the Company’s Series B convertible preferred stock to be held in escrow against two DMX albums and two Bone Thugs-N-Harmony albums generating an aggregate of net earnings before interest and taxes of $5,000,000 during the next five fiscal years. Mr. Michery is the Chief Executive Officer of SAM.

During the quarter ended December 31, 2012, Mr. Michery converted and sold 37,000 of the 50,000 shares of Series B that he and his assigns hold. The Company and Mr. Michery have agreed the remaining 50,000 shares of Series B in escrow will be disposed of by release of 20,000 shares of the Series B convertible preferred stock to Mr. Michery in full satisfaction of any claims he may have against the Company and the balance of the 30,000 shares of Series B will be cancelled. The release of the 20,000 shares has been recognized as services in the accompanying financial statements.  As of March 31, 2013, Mr. Michery or his assigns hold 33,000 shares of Series B convertible preferred stock.

In connection with the acquisition of the stock of BJM, the Company issued 80,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share, to Jake Shapiro and his assigns, with 10,000 shares being delivered to him at time of execution and the additional 70,000 shares to be held in escrow until such time as certain specific terms are met. 40,000 of the shares were subject to proving valuation and usage of certain advertising credits and 30,000 shares were subject to an earn-out over a two year period.

The Company entered into a settlement agreement with Mr. Shapiro on February 27, 2013 and all shares of Series B preferred stock held in escrow for him and persons associated with him have been cancelled, with Mr. Shapiro and his assigns still holding 10,000 shares of Series B convertible preferred stock as of March 31, 2013. The name and the website of Big Jake Music were also reassigned to Mr. Shapiro as part of the settlement agreement.

Seven Arts Pictures Louisiana LLC, (“SAPLA”), a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”) for aggregate principal advances of up to $3,700,000.  This agreement was guaranteed by the Company’s predecessor.  Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has now assumed the liability for $1,000,000 plus interest of this amount plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenues) due to an agreement with the now mortgagor Palm Finance. A construction loan of $1,850,000 previously guaranteed by the Company has now also been assumed by the Company, through SAFELA, for the grant of a 30 year lease on the property 807 Esplanade to operate a film production and post-production facility.

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

On September 14, 2012, the Company’s common stock began trading on the OTC Market’s OTCQB marketplace. The Company’s common stock is quoted under the symbol “SAPX.” The Company is applying to trade on the highest OTC marketplace, OTCQX, but is quoted on the OTCQB tier until the Company is eligible to be quoted on the OTCQX.

On January 28, 2013, at a shareholders’ meeting, an increase in the number of authorized shares of the Company’s shares to 250,000,000 was approved, with 1,000,000 designated for preferred shares, and 249,000,000 as common shares.

The Board of Directors was also authorized to increase the number of shares of the Company’s common stock issuable in the Company’s 2012 Stock Incentive Plan from 71,429 to 15,000,000.

On May 2, 2013, the Company announced a 1-for-50 reverse split of its common stock effective as of 4:01p.m. EDT. By virtue of the reverse split, every 50 shares of the outstanding common stock were combined and converted into one share of new common stock with resulting fractional shares rounded up to the next whole share. The Company has also reduced the number of authorized shares of its common stock using the same 1-for-50 ratio, while the total authorized shares of its capital stock remained unchanged. The Board of Directors has designated the resulting shares of Seven Arts' unallocated capital stock as authorized common stock. This increases the aggregate authorized shares of common stock to 249 million.

On April 9 2013 Seven Arts Music and Television LLC was incorporated in Nevada. . The division will broaden the Company’s activities into the television and technology sectors.

Subsidiaries

Seven Arts Filmed Entertainment Limited is the main film operating company of the Group. It is a United Kingdom registered private limited company established for the production and licensing of motion picture rights, It is an independent motion picture production company engaged in developing, financing, producing and licensing theatrical motion pictures with budgets in the range of $2 million to $15 million for exhibition in domestic (i.e. the United States and Canada) and foreign theatrical markets and for subsequent post-theatrical worldwide release in other forms of media, including DVD, home video, pay-per-view, and free television.

Seven Arts Music Inc. (“SAM”) and Big Jake Music (collectively the music division) became wholly owned subsidiaries of the Company on February 23, 2012, although start -up costs had been incurred as early as September 2011. The delivery of the first of the DMX albums acquired from David Michery was released on September 11, 2012 and initial costs in creating the first album for Bone Thugs-N-Harmony are being incurred for delivery in February, 2013. Several other new artists are being considered by SAM .

The agreements under which SAM acquired its music assets were effective as of September 29, 2011 (Big Jake Music) and December 19, 2011 (Michery Assets) publicly announced and business activities commenced on those dates, but definitive agreements were not executed until February 23, 2012 .

With the BJM transaction the Company, gained control of BJM by issuing Series B Preferred Stock as consideration. BJM although not operational, had inputs, in the form of intangible assets, including access to artists and customers and distribution channels and were pursuing a plan to produce outputs (the recordings and CDs or digital downloads).

At the time of acquisition the only assets were the intangibles, and certain media credits, which could not be precisely valued. BJM’s common shares were not publically traded, Per the guidelines for acquisition accounting, as the only asset was the intangible assets we have categorized as “music assets”, all the consideration was allocated to the fair value of the music assets.

Seven Arts Music and Television

On April 9 2013 Seven Arts Music and Television LLC was incorporated in Nevada. . The division will broaden the Company’s activities into the television and technology sectors.

Emerging Growth Company Critical Accounting Policy Disclosure:

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act.  Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

Capital Structure:

On August 31, 2012, the Board of Directors approved a 1:70 reverse split, but to do so had to reduce the authorized common stock to 35,667,840 shares.

On January 28, 2013, at a shareholders’ meeting, an increase in the number of authorized shares of the Company’s shares to 250,000,000 was approved, with 1,000,000 designated for preferred shares, and 249,000,000 as common shares.

The Board of Directors was also authorized to increase the number of shares of the Company’s common stock issuable in the Company’s 2012 Stock Incentive Plan from 71,429 to 20,000,000.

On May 2, 2013, the Company announced a 1-for-50 reverse split of its common stock effective as of 4:01p.m. EDT. By virtue of the reverse split, every 50 shares of the outstanding common stock were combined and converted into one share of new common stock with resulting fractional shares rounded up to the next whole share. The Company has also reduced the number of authorized shares of its common stock using the same 1-for-50 ratio, while the total authorized shares of its capital stock remained unchanged. The Board of Directors has designated the resulting shares of Seven Arts' unallocated capital stock as authorized common stock. This increases the aggregate authorized shares of common stock to 249 million.

All amounts of common stock presented in these financial statements have been restated for all historical periods to reflect these reverse stock splits.

Unaudited Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Events occurring subsequent to March 31, 2013 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2013.

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

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule, ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All material intercompany balances and transactions are eliminated. The Company does not have any variable interest or special purpose entities.   The Company presents Palm Finance’s 40% share of SAFELA’s profit or loss as a non-controlling interest.   For the nine months ended March 31, 2032, SAFELA’s net loss was $644,457.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2012 and in the three and nine months ended March 31, 2013.

The Company has provided a valuation allowance against all existing and newly created deferred tax assets as of March 31, 2013, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $39, 062 and $171,062 at March 31, 2013 and June 30, 2012 respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due To/Due From Related Parties

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP to the Company’s predecessor at cost.  Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements. Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as Due To Related Party. During the nine months ended March 31, 2013, 147,143 (post split) shares were issued in satisfaction of $2,091,227 of this liability.  These shares are being held as collateral against certain loans and will be returned to the Company, if not called as collateral, when the related loans are paid or converted.

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

Other Receivables and Prepayments:

The Company has entered into contracts for investor relations and consulting services to assist in future fundraising activities. A portion of these services were prepaid with shares of common stock that vested immediately and will be amortized over the period the services are to be provided.   Additionally, the Company has approximately $200,000 and $125,000 in revenue to be received from digital platforms on the films, The Pool Boys and Drunkboat, respectively, which has been earned but not received as of March 31, 2013.  Also included in other receivables is approximately $150,000 receivable from the Company’s distributor of the DMX album.  The Company released the album and shipped approximately 110,000 units during the quarter ended September 30, 2012.  The receivable is net of a customary allowance for returns.

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

The Company has determined the fair value of the earn-out with regard to the proving of the media credits is $50,000, as of March 31, 2013 and June 30, 2012 which the Board believes is the value of an equivalent public relations campaign for the two projects for which the credits have been used. Mr. Sharpiro does have the right to seek an independent valuation.

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

The assets and certain of the liabilities of PLC were brought across at net book value. All related party balances of PLC were left in the original company as were the shares in SAFE(UK) Ltd and Cinematic Finance Ltd. All disputed debts were left with the PLC. The “price” paid for the asset transfer was a one for one share issue in SAE and an issuance of n additional pre-split 2,000,000 (28,571 post-split) shares in SAE .  The issuance of the 2,000,000 shares was booked at the closing market price on August 31 2011, which was $0.66/share.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of March 31, 2013 and 2011, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

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

Segment Reporting:

The Company now operates in three business segments as a motion picture producer and distributor; as a music label managing the assets of David Michery and Big Jake Music and as a provider of both production and post-production services at its facility at 807 Esplanade in New Orleans. The Company believes that its businesses should be reported as three business segments (See Note 2 - Segment Information).

Fair Value Measurements:

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair value of financial instruments is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

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

NOTE 2 – SEGMENT INFORMATION

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

In the quarter ended March 31, 2012, the Company formed a new subsidiary, Seven Arts Music, and acquired music assets from David Michery and purchased the stock of Big Jake Music.  This was a new line of business for the Company.  All music company sales relate to the release of the first DMX “Undisputed” album.

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company. SAFELA owns, in its capacity, a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility for the Company’s use.  The post production facility commenced operations on July 1, 2012.  This is also a new line of business for the Company.

The table below presents the financial information for the three reportable segments for the three and nine months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Film	Music	Post- Production
	(SAFE)	(SAM)	(SAFELA)	Total
Revenue	$350,636	$0	$21,624	$372,260
Cost of revenue	$(382,980)	$(139,406)	$(42,392)	(564,778)
Gross profit/(loss)	(32,344)	(139,405)	(20,768)	(192,518)
Operating expenses	(185,120)	(128,244)	(48,316)	(361,681)
Loss from operations	$(217,464)	$(267,650)	$(69,085)	(554,199)
SAE Inc.				(833,300)
Total Operating Loss				$(1,387,499)

	Nine Months Ended March 31, 2013
	Film	Music	Post- Production
	(SAFE)	(SAM)	(SAFELA)	Total
Revenue	$744,748	$927,645	$39,702	$1,712,095
Cost of revenue	(581,733)	(986,804)	(123,167)	(1,691,704)
Gross profit/(loss)	163,015	(59,158)	(83,465)	20,391
Operating expenses	(967,701)	(373,989)	(136,702)	(1,478,393)
Loss from operations	$(804,686)	$(433,148)	$(220,168)	(1,458,002)
SAE Inc.				(1,184,016)
Total Operating Loss				$(2,642,018)

Assets

	March 31, 2013	June 30, 2012
Film assets	$14,912,185	$14,612,609
Music assets	3,122,043	2,923,474
Post-production assets	4,890,994	4,551,270

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

SAP, Inc. directly or through various related Louisiana limited liability companies have from time-to-time made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company.  The balances of these combined accounts due to the Company as of March 31, 2013 and June 30, 2012 were $89,176 and $1,055,633, respectively.

As of March 31, 2013 :	SAE	SAFE	SAFELA		CONSOLIDATED BALANCE
Due From:-
SAP Inc.	$1,796,583	$-		$-	$1,796,583
SAP LOU	164,386	-		-	164,386
SAP PLC	133,337	-		-	133,337
Peter Hoffman	-	-		103	103
Total	$2,094,306	$-		$103	$2,094,409

Due to:-
SAP Inc.	$-	$(21,150)		$-	$(21,150)
Peter Hoffman	(1,644,825)	(264,330)		-	(1,909,155)
SAFE (UK)	-	(13,556)		-	(13,556)
SAP PLC	-	(61,372)		-	(61,372)
	$(1,644,825)	$(360,408)	$		$(2,005,233)

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

Pursuant to a related party agreement, SAP, Inc. holds ownership of limited liability corporations in the United States, with all distribution rights and profits thereof being due to SAFE, Ltd. In addition, they have also provided other services for PLC, SAFE, Ltd. and SAE, Inc. at no fee other than Mr. Hoffman’s salary and the direct third party costs of the Los Angeles office, all of which are reflected in the financial statements of SAFE, Ltd. These other services include any reasonable requests of the management of the Company including accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business. Effective January 1, 2012 no further such transactions are intended.

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

During the nine months ended March 31, 2013, 7,143 (25,000,000 pre-split) and 140,000 (7,000,000 pre-split) shares were issued in exchange for $914,786, and $1,190,000, respectively, of the Due to related party balance.  The 7,143 shares have been pledged to JMJ Financial in connection with a $500,000 convertible debenture, as collateral against repayment of the note. The 140,000 shares have been pledged to Tonaquint Inc, in connection with a total of $590,000 in convertible debentures, under the terms of an amendment dated October 5, 2012, as collateral against repayment of the note. (Note 8) In the event of a default on either of the notes the holder may transfer and sell the pledged shares and apply the proceeds against the outstanding amounts on the notes. Per agreements between the Company and Mr. Hoffman in respect to the pledged shares, if the pledged shares are sold and applied to the note balance, or if the shares are not utilized by the pledges and returned to the Company, Mr. Hoffman’s Due to related party balance as of the date of the agreements, will be reinstated. Due to the future obligation to in substance repurchase the shares and reinstate the Due to related party balance, the shares have been treated as if issued for no consideration, and a liability for $2,104,786 was recognized included in the Due to related party balance for the obligation to repurchase the pledged shares.

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

NOTE 4 – FEE INCOME RECEIVABLE FROM RELATED PARTY

Under the terms of the related party agreement between SAPLA and SAE  all income generated by SAPLA is due to SAE as fee income.    SAPLA is due to receive approximately $9,447,544 from disposition of Louisiana and Federal historic rehabilitation and film infrastructure tax credits for the restoration and the establishment of a post-production facility at 807 Esplanade.

SAPLA will pay the proceeds from disposition of such tax credits to SAE as fee income.   The Company has provided a reserve of $1,906,646 against this receipt to allow for cost of disposing the credits and a further reserve against potential disallowance of any expenditures by Louisiana or Federal taxing authorities, which is not anticipated by Management.

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

As of December 31, 2012, the current director of LED has toured 807 Esplanade and seemed satisfied with his review.  He requested the building get a permanent business license and to confirm that the equipment in the building is permanent.  The permanent business license was obtained on April 1 and the permanency of the equipment was confirmed by that date as well. The Company is not aware of any other issues with respect to the State Film Infrastructure Credits, which have already been confirmed in a letter in September of 2012.  The only issue appears to be whether or not the building has actually been “placed in service” to the satisfaction of LED.

NOTE 5 – FILM COSTS

Film costs as of March 31, 2013 and June 30, 2012 are as follows:

	March 31, 2013	June 30, 2012
Film Costs, beginning of period	$14,612,609	$23,133,559
Additions to film costs during the period	829,941	1,934,873
Total film costs	15,442,547	25,068,432
Less: Amortization and impairment of film costs	(530,363)	(3,996,576)
Less: Impairment of film costs obtained in asset transfer	-	(6,459,247)
Total film costs, net of accumulated amortization	$14,912,185	$14,612,609

Amortization of film costs was $530,363 and $357,668 for the nine and three months ended March 31, 2013. The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.  The Company recognized an impairment of $6,459,247 related to film costs during the year ended June 30, 2012.

Analysis of film costs

	NBV as at 03/31/13	% amortized in
Completed		Next 12 months	Next 3 years
New releases
The Pool Boys	$1,494,924	100%	100%
Nine Miles Down	1,045,267	100%	100%
Night of the Demons	430,587	55%	100%
	$2,970,779
Library titles

Total Library	$3,912,032	56%	82%

Total Completed Films	$6,882,811

Development	$7,854,452

March 31, 2013	$14,737,263

NOTE 6 – MUSIC ASSETS

Music assets as of March 31, 2013 and June 30, 2012 are as follows:

	March 31,2013	June 30,2012
Music assets, as July 1 2012	$2,923,474	$-
Additions to music assets during the period	606,774	2,923,474
Total music assets	3,530,248	2,923,474
Less: Accumulated amortization	(408,205)	-
Total music assets, net of accumulated amortization	$3,122,043	$2,923,474

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

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.    For the three and nine months ended March 31, 2013, amortization and impairment of $0 and $408,205 has been recognized.

The $408,205 was the amortization charge based on sales of the DMX “Undisputed” album compared to current forecast sales for the assets acquired. No impairment has been booked as management believes it is too early in the asset cycle. The second single from the “Undisputed” album has not yet been officially released but is currently available for download on iTunes, which management are hopeful will lead to increased sales of the album.

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

 The post production facility commenced operations on July 1, 2012. The leasehold improvements will be amortized over the useful life of the lease.  For the three and nine months ended March 31, 2013, amortization expense of $42,392 and $123,167 has been recognized.

NOTE 8 – LOANS PAYABLE

The Company has the following indebtedness as of March 31, 2013:

Lender	Balance including accrued interest	Interest Rate	Issuance Date

Film and Production Loans:

Palm Finance Corporation	$5,111,077	18%			Forebearance agreement /workout agreement number 6
Palm Finance Corporation	2,039,898	18%			Forebearance agreement /workout agreement number 6
120db Film Finance LLC	4,425	Not stated		8/25/2008	Due on demand
Safron Capital Corp	20,700	10%	10/31/2012	3/31/2013	Due on demand
Palm Finance Corporation	105,996	10%	7/30/2012		Due on demand or on settlement of the Content litigation

Total Film and Production Loans	$7,282,096

Other Loans:

Trafalgar Capital	$603,197	9%	10/15/2008	08/31/2009	Due on demand
JMJ Financial	458,739	10%	06/29/2012	10/27/2012	Due on demand
GHP	137,573	18%	01/21/2011	04/30/2012	Due on demand
LotusCapital	103,219	5%	8/8/2012	12/7/2012	Due on demand
Tonaquint	476,793	8%	08/22/2012	7/2/2013	Due on demand
	1,779,521

Convertibles
Agua Alta (Cold Fusion)	109,139	12%	06/25/2012	06/25/2013
Beaufort Ventures PLC	54,554	12%	06/26/2012	06/26/2013
Beaufort Ventures PLC	160,192	10%	07/26/2012	02/25/2013	Due on demand
Beaufort Ventures PLC	234,647	10%	07/31/2012	08/30/2012	Due on demand
Beaufort Ventures PLC	11,679	12%	11/30/2012	11/30/2013
Beaufort Ventures, PLC	80,424	12%	6/4/2012	4/5/2013	Due on demand
Beaufort Ventures, PLC	80,240	10%	07/19/2012	07/19/2012	Due on demand
Beaufort Ventures, PLC	53,493	10%	7/19/2012	07/19/2013
Beaufort Ventures, PLC	26,568	10%	08/14/2012	8/2/2013
Beaufort Ventures, PLC	76,677	12%	1/22/2013	7/22/2013
Old Capital Ltd	274,904	12%	05/31/2012	05/30/2013
Runway Investments, LTD	149,818	12%	11/1/2012	09/30/2012	Due on demand
Sendero Capital Ltd	285,424	12%	01/24/2012	9/30/2012	Due on demand
CMS Capital	38,495	12%	12/15/2011	06/30/2012	Due on demand
Rachel Cohen Skydell	38,495	12%	12/15/2011	06/30/2012	Due on demand
Dominion Capital LLC	35,993	10%	10/24/2012	02/18/2013	Due on demand
Dominion Capital LLC	61,032	10%	10/24/2012	02/18/2012	Due on demand
Hanover Holdings LLC	288,714	10%	02/23/2012	08/23/2012	Due on demand
Isaac Capital Group LLC	230,475	12%	01/20/2012	06/30/2012	Due on demand
Firerock Capital Inc	33,419	10%	06/21/2012	12/21/2012	Due on demand
Safron Capital Corp.	3,270	10%	7/5/2012	7/12/2012	Due on demand
Tangiers Investment Group, LLC	24,999	10%	8/8/2012	8/8/2013
Tripod Group, LLC	120,776	12%	1/2/2012	1/2/2013	Due on demand

	$2,473,427

807 Esplanade
Palm Finance Corporation- mortgage and construction loan	$3,588,450	15%

	$3,588,450

*The Company does not agree with interest charged by Palm on the 2011 forgiven interest on these two film loans and believes the dispute will be resolved once the loans are repaid.

The loan balances include accrued interest of $5,533,459 at March 31, 2013.  Interest expense on all the loans for the three and nine months ended March 31, 2013 was $527,234 and $2,035,923, respectively.  During the nine months ended March 31, 2013, the Company entered into several new loans, included in the above schedule (unless fully converted).

Substantially all of these loans were in exchange for existing loans or other debt of the Company, under assignment agreements between the original noteholder and the new noteholder.  The exchanges were evaluated for any gains or losses to be recognized upon extinguishment of the original debt, and it was determined there were no gains or losses to be recognized.

The Company has evaluated their convertible notes for embedded derivative features and has determined that no derivative liability is necessary to recognize. Convertible debts are all convertible to common stock at the option of the holder. They all bear interest at varying rates and convert at different times and conversion  prices according to the contract.  The conversion features were evaluated for any beneficial aspect and determined that no beneficial conversion feature is necessary to recognize.  During the three months ended March 31, 2013 the majority of convertible notes assigned to new noteholders were immediately converted, and do not remain outstanding as of the end of the period.

Tonaquint

On August 22, 2012, the Company entered into a purchase agreement for several convertible debentures (or “notes”) with Tonaquint, Inc.  (“Tonaquint”), in the principal amounts of $310,000, $255,000 and $125,000,   The first convertible debenture under the agreement was issued on August 22, 2012 for $310,000, less a discount of $60,000 and $10,000 in expenses.  On October 5, 2012, due to a delisting default, an amendment was entered into which called for one of the  additional convertible debentures to be issued in the principle amount of $155,000 (less a $25,000 discount and $5,000 in fees) and the second in the principal amount of $125,000, to be issued in the future.  This note has not been funded as of March 31, 2013.  The debt discounts have been immediately expensed, based upon the short term nature of the notes, and the insignificance of the amount as compared to the total Convertible Debenture amount and to interest expense over the term of the note.

The convertible debentures are convertible at $0.20, which is above the market value of the Company’s common stock on issuance date, so there is no beneficial element recognized.  As a condition of the amendment the outstanding balance of the first note was increased to $412,990 (to be reduced by $50,000 if the note is paid on its maturity date).  The notes are payable on certain installment dates, to be satisfied by conversion of the installment amount, or cash, at the option of the Company (provided no equity failure conditions, as defined in the agreement, exist, in which cash the installment payment must be in cash.)  As part of the amendment, Tonaquint entered into a Pledge Agreement with Peter Hoffman, for 140,000 post split/7,000,000 pre split shares of the Company’s common stock as collateral against repayment of the note.  In the event of a default on the notes the holder may transfer and sell the pledged shares and apply the proceeds against the outstanding amounts on the notes. (Note 3)

The Company converted $2,028,390 of the film and production loans (including 807 Esplanade building loans) into 2,630,392 (post 1:50 split) shares of common stock during the nine months ended March 31, 2013.

NOTE 9 – EQUITY TRANSACTIONS

Third Quarter ended March 31, 2013: (all figures quoted reflect the 1:50 reverse split on May 2, 2013)

Between January 1, 2013 and March 31, 2013, the Company issued  3,552,522 common shares at an average price of $0.40  per share.   The total number of shares outstanding on May 17 , 2013 was 4,703,978.

2,450,293	common shares were issued in satisfaction of film and production debt totalling $844,707 converted at an average conversion price of $0.34 per share.
612,350	common shares were issued in satisfaction of various expenses totalling $173,075 converted at an average conversion price of $0.28 per share.
145,588	common shares of S-8 common stock were issued for consulting services totalling $134,994 at $0.93 per share
20,000	common shares were issued at $0.25 per share upon conversion of $5,000 in partial settlement of a music contract
324,292	shares were issued as collateral in settlement of an outstanding judgement related to Nine Miles Down UK Ltd at $0.85 per share in satisfaction of a debt of $275,246
3,552,522	Total shares issued in the quarter

The shares issued as collateral arose out of a suit brought against Nine Miles Down UK Ltd, the original entity under which the film 9 Miles Down was being produced, as well as Seven Arts, among others.  The suit put the entity into liquidation, and rather than delay the production of the film, or harm the chain of title on the film, Seven Arts determined to settle the case.  As part of the settlement the Company is to pay £25,000 over a specified period of time, with restricted shares equal to the amount issued as collateral.  Additionally the settlement called for £150,000 restricted shares to be issued as collateral against the liquidation proceeds in favour of the creditors.  The restricted shares shall be released to cover any shortfall not realized upon liquidation.  As the Company has determined that it is unlikely for the liquidation to realize significant proceeds, it is considered to be probable that the shares will be released to cover the shortfall.  Therefore, as of March 31, 2013, the Company has recognized the fair value of the shares held as collateral, or $275,246, as well as the shares already released, as film costs.

Second Quarter Ended December 31, 2012:

Between October 1, 2012 and December 31, 2012, the Company issued 506,797 common shares at an average price of $5.73  per share.

153,777	common shares were issued in satisfaction of film debt totalling $403,809, with an average conversion price of $2.63 per share.
140,000
common shares were issued to Peter Hoffman, based on a market share price of $8.50 per share in exchange for debt of $1,190,000.  As the shares will be in substance repurchased and the debt reinstated at a point in the future, the shares were accounted for as if issued for no consideration (Note 3).

69,091	common shares were issued at $14.50 per share upon conversion of 38,000 Series B preferred shares
60,564	common shares were issued in satisfaction of various convertible loans totalling $133,537 at an average conversion price of $2.20 per share.
35,456	common shares were issued at $1.20 per share in satisfaction of $42,723 of 807 Esplanade loans
34,075	common shares were issued at $0.92 per share in satisfaction of $31,232 of expenses
7,833	S-8 common shares were issued for consulting services totalling $82,500 at $10.53 per share
6,000	common shares were issued to David Furth, a director, at a price of $3.00 per share
506,796	Total shares issued in the quarter

Warrants and Options

On December 17, 2012, the Company declared a warrant dividend to those persons beneficially owning its common stock as of the close of the markets on August 31, 2012. For every ten pre-reverse split shares of common stock held as of such date and time, the holders thereof will be entitled to receive one warrant as a dividend, exercisable at $1.50 per post-reverse split share (a “Warrant Share”), which expire on June 30, 2014. The warrants fair value was determined using the Black Scholes Merton Model.  The fair value of $480,371 has been recognized on the accompanying financial statement in Accumulated Deficit and Warrant Dividend to be distributed.

First Quarter Ended September 30, 2012:

On August 31, 2011, NASDAQ approved the substitution of one share of SAE stock for the Company's NASDAQ listing, effective at the opening of trading on September 1, 2011. On that date, each of the Company's ordinary shares were exchanged for one share of common stock of SAE, and commenced trading on NASDAQ as the successor to the Company's NASDAQ listing. This transaction was approved by the Company’s shareholders at the Company’s Extraordinary General Meeting on June 11, 2010.

During the three months ended September 30, 2012, Company issued 48,534 shares at an average price of $56.58 per share in satisfaction of $2,446,219 of outstanding loans payable and accrued interest and 171 shares for $300,000 cash.

5,161	common shares were issued in partial payment of the Palm debt to the value of $133,500 at an average conversion price of $25.87 per share.
21,161	common shares were issued in satisfaction of the Schism debt of $646,374 at an average conversion price of $30.55 per share
9,654	common shares were issued in satisfaction of various convertible loans totaling $586,114 converted at an average conversion price of $60.71 per share.
1,814	common shares were issued for expenses totalling $179,800 for the music company at $99.12 per share
894	S-8 common shares were issued for consulting services totalling $54,200 at $60.63 per share
4,883	common shares were issued for general expenses totalling $357,232 provided under the 3a9 authority at $73.16 per share.
1,514	common shares were issued to lenders as fees for loan arrangements of $159,000 at $105.02 per share
1,714	common shares were issued as collateral for a loan totalling $180,000 at $105.02 per share
171	common shares were issued for $300,000 cash at $1,754.39 per share
1,612	common shares were issued to cover 807 Esplanade construction fees totalling $150,000 at $93.05 per share
-44	adjustment for reverse split shares
48,534	Total shares issued in the quarter

NOTE 10 – COMMITMENTS AND CONTINGENCIES

With the exception of items, as noted below, there has been no significant changes to this litigation this period.

Creditors Liquidation of SAP Plc.

The Company’s listing predecessor PLC was placed by the English Companies Court into compulsory liquidation on November 8, 2011. The Company’s CEO, Mr. Peter Hoffman, as a director of PLC had sought an administration order but this request was denied by the Courts as a result of inter alia the opposition of Parallel Pictures LLC (“Parallel”).   PLC’s principal creditors have appointed a liquidator for the orderly winding up of its remaining assets not transferred to the Company pursuant to the Asset Transfer Agreement, effective January 27, 2011. Based on discussions with the liquidator, our management believes this liquidation proceeding will have no material effect on the cost, business or market value of common stock.

Further Share Issue to SAE

On June 11, 2010SAE, a Nevada Corporation, was formed and became a 100% owned subsidiary of PLC. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares (pre-split/571 post split) of SAE were issued to PLC in order to satisfy any remaining obligations.  SAE Inc. may issue more shares of its common stock to resolve any claim made on the liquidation of PLC. The 2,000,000 pre-split shares were originally booked on January 27, 2012 at the market price on the day the SEC approved the transaction which was $3.94/share. Management now believe the shares should be booked at the August 31, 2012 market price of $0.66/share (pre-split) which is the date from which the shares in SAE were tradeable.

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

 Fireworks Litigation

The Company obtained summary judgment on February 10, 2011 in an action in Ontario Superior Court, Canada, against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of five motion pictures Rules of Engagement, An American Rhapsody, Who Is Cletis Tout, Onegin, and The Believer, (the “Copyrights”). The Company has filed an action in the High Court of England and Wales on September 7, 2011 against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content.  The Company’s motion for summary judgment against Content in the United Kingdom was demurred on March 18, 2013, but the dismissal did not reach the merits of the Company’s claims. The Company has also filed on May 27, 2011 an action in United States District Court in Los Angeles, California against Paramount Pictures for infringement of the Copyrights.  This action was dismissed by the District Court based on a claimed application of the statute of limitation and we have appealed to the Ninth Circuit.

Jonesfilm

Seven Arts Pictures plc (“PLC”), the Company’s listing predecessor, its then-subsidiary Seven Arts Filmed Entertainment Limited (“SAFE”) and Seven Arts Pictures Inc. (“SAP”), were the subject of an arbitration award of attorney fees totalling approximately $ 246 ,000, with interest and charges, both of which were reduced to judgment in favor of Jonesfilm (“JF ”) in a judgment dated June 19, 2007 entered by United States District Court in Los Angeles, California (“Judgment”).   Management believes the Company has no further liability in this matter.  JF asserts that the Company is liable as the “successor in interest” to PLC, which the Company denies.   JF has sought to enforce the Judgment against SAFE, Mr. Hoffman and SAP in proceedings filed on July 28, 2009 in United States District Court in New Orleans, Louisiana, in Case Nos. 09-4814715.  Therefore, Jonesfilm filed claims purportedly equal to the separate property of Mr. Hoffman’s wife in Case Nos. 11-1994 and 12-0535.  Mrs. Hoffman filed action against Jonesfilm in Case Nos. 11-2678 and Case No. [ ] to seek relief (from Jonesfilm’s actions against her and has separate property.  All proceedings are still pending.  SAFE and Mr. Hoffman’s appeal to the Fifth Circuit of the District Court’s finding that permits jurisdiction in Louisiana and denied Leeway Properties Inc., controlled by Mr. Hoffman, and SAFE have appealed to the Fifth Circuit (No. 11-311 24) an order of garnishment against Leeway and penalties and legal fees awarded in connection with that order of garnishment.

Arrowhead Target Fund

Seven Arts Future Flow I (“SFF”), a limited liability company owned by SAP Inc., a company previously controlled by Mr. Hoffman, obtained financing from the Arrowhead Target Fund, Ltd. (“Arrowhead”) of approximately $8,300,000 (the “Arrowhead Loan”).  SFF secured the Arrowhead Loan with liens on 12 motion pictures. The Company’s only liability is to repay the Arrowhead Loan from the proceeds of the film assets pledged against the Arrowhead Loan. The Company is not required to repay the Arrowhead Loan from any of its other assets or revenues. SAE’s subsidiary, SAFE, Ltd. was the collateral agent of the film assets.

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

Arrowhead filed an action on September 22, 2010 in New York Supreme Court, New York, New York, which seeks recovery from the Company of the monies which the Company has retained under its interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead makes substantial additional claims against the Company, Mr. Hoffman and SAP Inc. regarding claimed breaches of the terms of the operative agreements, including failure to properly account, failure to turn over materials, failure to remit monies collected, and similar matters. The claims against the Company for these breaches of warranties for damages are $8,300,000 although Arrowhead states no basis for this amount.

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

Arrowhead has purported to refile its claim against the Company and the other defendants. The Company will seek dismissal of these claims on the same grounds. The Company is presently in settlement discussions with Arrowhead, and continues to believe that Arrowhead’s claims against the Company are without substantial merit.

Arrowhead Capital Partners – AGC Loan

PLC, SAP and SAFE, and several special purpose companies formed by SAP were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in Note 13 under “Production Loans”. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan.  ACG and he Company filed our motion for summary judgment which resulted in summary judgment in favor of ACG against SAFE, SAP and the special purpose companies.  That summary judgment is on appeal to the New York Court of Appeals .

Investigation into Claim for Tax Credits (SAPLA)

The US Attorney in New Orleans is investigating claims for Louisiana film infrastructure tax credits including such tax credits to be claimed by Seven Arts Pictures Louisiana LLC (“SAPLA”) and has issued subpoenas for discovery of documents in the possession of the Company related to these tax credits.  The Company has complied with that subpoena on March 15, 2012.

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

HMRC has requested interviews with three officers of PLC to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies, the first of which with Ms. Elaine New, CFO, occurred in April 2012 and a second in May 2012. HMRC is now requesting to conduct the interview with Peter Hoffman.  PLC is fully cooperating with the investigation. PLC believes there is no basis for any claim of responsibility of any of its officers or employees. Based on facts currently known by PLC, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s subsidiary SAFELA is owned 60 % by the Company and 40% by another party. Accordingly, the subsidiary is included in the consolidated financial position and results of operations of the Company, with recognition of the non-controlling interest separately in the Statement of Operations and from the equity of the Company’s shareholders on the balance sheet.

The activity of the non-controlling interest as of March 31, 2013 is as follows:

Initial balance recognized at July 1, 2012	$-
Non-controlling interest's proportionate share of Net loss for the nine months ended March 31, 2013	257,783

Non-controlling interest at March 31, 2013	$257,783

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of March 31, 2013 and June 30, 2012, all of the Company’s financial assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 13 – SUBSEQUENT EVENTS

On May 2, 2013, the Company announced a 1-for-50 reverse split of its common stock effective as of 4:01p.m. EDT. By virtue of the reverse split, every 50 shares of the  outstanding common stock were combined and converted into one share of new common stock with resulting fractional shares rounded up to the next whole share.  The Company has also reduced the number of authorized shares of its common stock using the same 1-for-50 ratio.  All share amounts in the accompanying financial statements have been restated to reflect this reverse stock split.

Subsequent stock issuances:

The Company issued the following shares of common stock subsequent to March 31, 2013:

Between April 1, 2013 and May 17, 2013, the Company issued 401,286 common shares at an average price of $0.18 per share.   The total number of shares outstanding on May 17, 2013 was 4,703,978.

160,000	common shares were issued in satisfaction of film debt totalling $36,900 converted at an average conversion price of $0.23 per share.
241,286	S-8 common shares were issued for consulting services totalling $33,780 at $0.14per share
39	common shares were issued as adjustment for reverse split shares
401,325

Sixteen19:

In October of 2012, SAFELA began negotiations with Sixteen19, a post production and digital production facility with offices in New York, Los Angeles and London, to run the operations of the production facility located at 807 Esplanade Avenue on New Orleans.  As of this date the parties have not completed a formal agreement.  It is not contemplated that there will be a new company formed for this joint venture, but rather a contracted partnership between SAFELA and Sixteen19. The name of the facility has been agreed to be French Quarter Film Center.

The basic terms of the agreement to run the facility were agreed in early December as follows: SAFELA and Sixteen19 agreed to joint operational control of the facility. For any business which utilized residential or office space at the facility, SAFELA will earn 80% of the gross revenue and pay Sixteen19 a 20% commission. For any business which was considered editorial or digital daily work, Sixteen19 will earn 80% of the gross revenue and pay SAFELA a 20% commission. There was an agreed set of “base rates” and any deviation below the agreed level of base rates for any new business will have to be mutually agreed by Kate Hoffman on behalf of SAFELA and Pete Conlin on behalf of Sixteen19. In addition, SAFELA agreed to pay 100% of the costs associated with the running of the building, including but not limited to all utilities, cleaning, gardening, sundry supplies and repairs to any damage to the facility that did not included technical issues. Sixteen19 agreed to pay 100% of the equipment and personnel costs associated with the editorial and digital daily business. In addition, SAFELA and Sixtyeen19 agreed to split the salary of a facility manager 50/50.

During the quarter ended March 31, 2013 the joint venture did contract some work with CBS Sports which was purely editorial and digital daily work performed at the facility.  As such, SAFELA is entitled to a twenty percent commission of the gross revenue paid by CBS Sports to Sixteen19.

Form S-1:

The Company is currently in the process of responding to SEC comments on the registration statement on Form S-1 which was filed with the SEC on January 22, 2013.

Appointment of new Chairman and President

On April 2, 2013, we appointed Vince Vellardita as President and Chairman of the Board of Directors.  Mr. Vellardita will also serve as chairman, chief executive officer, president and treasurer of the Company’s newly formed subsidiary, Seven Arts Music and Television Inc.(“SAMT”), pursuant to a three-year employment agreement dated April 1, 2013.

Pursuant to the employment agreement, Mr. Vellardita will receive an annual salary of $200,000 payable on a monthly basis and a bonus of 10% of any net income realized by the Company or its subsidiaries for the music and movie license agreements to be entered into with him. Mr. Vellardita will also be entitled to reimbursement of all reasonable and customary expenses and other benefits that are generally available to the Company’s employees. In addition, the Company anticipates entering into a licensing agreement with an entity controlled by Mr. Vellardita, pursuant to which over 3,000 interests in music composition and sound recording copyrights and approximately 120 completed films will be contributed to SAMT, and in turn, Mr. Vellardita will receive 20% of the Company’s issued and outstanding common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Music Company

The Company incorporated Seven Arts Music Inc. (“SAM”) in the State of  Nevada on February 23, 2012, as a wholly owned subsidiary of the Company, although set-up costs had been incurred as early as September 2011.  The delivery of the first of the DMX albums acquired from David Michery was released on September 11, 2012 and initial costs in creating the first album for Bone Thugs-N-Harmony are being incurred for delivery mid 2013    Several other new artists are being considered by SAM.

Post-Production Facility

As of June 30, 2012, SAFELA was transferred to the Company.   SAFELA, which is 60% owned by the Company,  has a 30 year lease to run a production and pot-production facility at 807 Esplanade Avenue in New Orleans, Louisiana  (“807 Esplanade”). The facility commenced operations on July 1, 2012.

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

Our revenues principally consist of amounts we earned from third-party distributors of our motion pictures. We recognize revenue from license fees as and when a motion picture is delivered to the territory to which the license relates if we have a contractual commitment and the term of license has begun or upon receipt of a royalty statement or other reliable information from a distributor of the amounts due to us from distribution of that picture. A motion picture is “delivered” when we have completed all aspects of production and may make playable copies of the motion picture for exhibition in a medium of exhibition such as theatrical, video, or television distribution.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013 and 2012

We generated a net loss (after non-controlling interest) of $2,358,240  for the three months ended March 31, 2013, as compared to $1,585,789 for the three months ended March 31, 2012. A discussion of the key components of our statements of operations and material fluctuations for the three months ended March 31, 2013 and 2012 is provided below.

Revenue

A)
Film revenue totalled $350,636 for the three months ended March 31, 2013, as compared to $187,793 for the three months ended March 31, 2012, an increase of $162,843, or 87%, primarily due to the factors discussed below:

●
The majority of 2013 revenue consisted of $190,277 from the US and Brazilian  release of “Nine Miles Down” and $227,000 from settlement of litigation with MGM over “Deal” and Sony with “Johnny Mnemonic”. There were also several minor sales reversals in the period notably “The Pool Boys” and an international territory on “Nine Miles Down”.

●
The majority of 2012 sales included international sales royalties from movies such as “The Pool Boys,” of approximately $43,000,“Deal,” approximately $21,000“Autopsyapproximately $10,000,” “Nine Miles Down, approximately $34,000 ,” and “Night of the Demons.”, approximately $40,000.

B)	No revenues were recorded for the music division for this quarter.

C)	The post production facility operations continued to grow during the period recording sales of approximately $22,000 for the quarter despite on-going construction works.

There were no fee-related revenues in either period.

Cost of Sales

Cost of revenue was $564,778 for the three months ended March 31, 2013 as compared to $448,931 for the comparable period in 2012, an increase of $115,847, or 26% as a result of:

A)
The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films.

●	An amortization charge of $357,868 was made in the three months ended March 31, 2013 which was spread over several titles, mainly “Nine Miles Down” and “The Pool Boys”” in line with revenue forecasts.

●	The equivalent charge during the quarter ended March 31, 2012 was $186,890 mainly related to the release of “The Pool Boys”.

B)
The music company assets have also been amortised in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the album. No charge was levied for the three months ended March 31, 2013 as there was no income but long term forecasts remain constant.  No amortization was recorded in the previous year as the music company was acquired on February 23, 2012.

C)
The leasehold improvements related to the post-production facility are being written off to costs of sales over the 30 year period of the lease, and the written-off was $42,392 for the three month ended March 31, 2013.

D)	The returns provision for the DMX album has been increased by $139,406 based on information from the distributor.

Other cost of revenue in the three months ended March 31, 2013 totalling $25,312 as compared to $198,567 in the same quarter in 2012. Other cost of revenue for the three months ended March 31, 2013 mainly consisted of fees for distribution of the film “Nine Miles Down” whereas other cost of revenue for the comparable period in 2012 was inflated by the write-off of the cost of distribution of “The Pool Boys.”

Administration Expenses

General and administrative expenses increased by $706,566, or 141% from $500,987 for the three months ended March 31, 2012 to $1,203,463 for the three-months ended March 31, 2013. The increase was primarily attributable to the following factors:

1)	The addition of the post production division resulted in an additional general and administrative cost of $48,316.
2)	In the three months ended March 31, 2013, we incurred additional legal and professional costs of $959,230 as compared to the comparable quarter in 2012, among which:
a.	$546,723 represents a payment of 20,000 Series B preferred stock as settlement with David Michery for cancelling the 50,000 Series B preferred stock held in escrow.
b.	Approximately $45,000 represents JonesFilm costs
c.	Approximately $45,000 relates to legal fees incurred in furthering the case against Content Media
d.	In the quarter ended March 31, 2012, adjustments were made to capitalise approximately $356,000 of brokers fees which had been charged to Legal and Professional fees in error in prior periods.
3)	Approximately $60,000 less overhead was capitalised to movies in the March 31, 2013 quarter than the comparable period in 2012.
4)	There is an increase in consultancy fees as the music division staffs have been replaced by consultants since the end of 2012.
5)	Salaries have decreased by $267,780 from the 2012 quarter to the 2013 quarter as the 2012 quarter included all the start-up costs for launching the music division, which is now run by consultants.

Other Expense

Interest expense in the three months ended March 31, 2013 was $1,043,944 compared to $744,469 in the same period in 2012.   The 2013 interest expense includes an additional $145,129 related to SAFELA for the mortgage and construction loan not included in the 2012 equivalent quarter and a penalty of $222,400 charged against the Isaac loan.

Interest on movie and production loans was $519,377 during the third quarter ended March 31, 2013 as compared to $576,171 for the quarter ended March 31, 2012 . $55,428 was the additional interest charge levied on the settlement from MGM by Blue Rider in the quarter.

Income Tax

No tax expense was recognized in either period.

Results of Operations for the Nine Months Ended March 31, 2013 and 2012
We generated a net loss (after non-controlling interest) of $5,343,658  for the nine months ended March 31, 2013, as compared to $3,664,072 for the nine months ended March 31, 2012. A discussion of the key components of our statements of operations and material fluctuations for the nine months ended March 31, 2013 and 2012 is provided below.

Revenue

A)
Film revenue totalled $744,748 for the nine months ended March 31, 2013, as compared to $987,220 for the nine months ended March 31, 2012, a decrease of $242,472, or 25%, primarily due to the factors discussed below:

•
The majority of 2013 revenue consisted of $208,750 from the US and Brazilian  release of “Nine Miles Down” and $183,000 from settlement of litigation with MGM over “Deal” and Sony with “Johnny Mnemonic”. There were also several minor sales reversals in the period notably “The Pool Boys” and an international territory on “Nine Miles Down”.

•
The majority of 2012 sales included international sales royalties from movies such as “The Pool Boys,” of approximately $680,000,“Deal,” approximately $65,000“Autopsy approximately $30,000,” “Nine Miles Down, approximately $64,000 ,” and “Night of the Demons.”, approximately $40,000.

B)	$927,645 sales were recorded for the music division for the nine months ended March 31, 2013.

C)	The post production facility operations continued to grow during the period recording sales of approximately $39,700 for the quarter despite on-going construction works.

There were no fee-related revenues in either period.

Cost of Sales

Cost of revenue was $1,707,517 for the nine months ended March 31, 2013 as compared to $1,548,551 for the comparable period in 2012, an increase of $158,966, or 10% as a result of:

A)
The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films.

●	An amortization charge of $938,569 was made in the nine months ended March 31, 2013 which was spread over several titles, mainly “Nine Miles Down” and “Deal”” in line with revenue forecasts.

•	The equivalent charge during the nine months ended March 31, 2012 was $987,221 mainly related to the release of “The Pool Boys”.

B)
The music company assets have also been amortised in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the album. An amortization charge of $408,205 for the nine months ended March 31, 2013 was made.  No amortization was recorded in the previous year as the music company was acquired on February 23, 2012.

C)
The leasehold improvements related to the post-production facility are being written off to costs of sales over the 30 year period of the lease, and the written-off was $123,167 for the nine month ended March 31, 2013.

D)	The returns provision for the DMX album has been increased by $370,811 based on information from the distributor.

Other cost of revenue in the nine months ended March 31, 2013 totalling $274,970 as compared to $561,330 in the same period in 2012. Other cost of revenue for the nine months ended March 31, 2013 mainly consisted of fees for distribution of the Music Company and  film “Nine Miles Down” and  “Drunkboat” whereas other cost of revenue for the comparable period in 2012 was inflated by the write-off of the cost of distribution of “The Pool Boys.”

Administration Expenses

General and administrative expenses increased by $1,108,317, or 72% from $1,550,761 for the nine months ended March 31, 2012 to $2,659,078 for the nine-months ended March 31, 2013. The increase was primarily attributable to the following factors:

1)	The addition of the post production division resulted in an additional general and administrative cost of $136,702.
2)	In the nine months ended March 31, 2013, we incurred additional legal and professional costs of $1,106,979 as compared to the comparable quarter in 2012, among which:
a.	$546,723 represents a payment of 20,000 Series B preferred stock as settlement with David Michery for cancelling the 50,000 Series B preferred stock held in escrow.
b.	Approximately $45,000 represents JonesFilm costs
c.	Approximately $45,000 relates to legal fees incurred in furthering the case against Content Media
d.	In the nine months ended March 31, 2012, adjustments were made to capitalise approximately $356,000 of brokers fees which had been charged to Legal and Professional fees in error in prior periods.
3)	Approximately $60,000 less overhead was capitalized to movies in the March 31, 2013 quarter than the comparable period in 2012.
4)	There is an increase in consultancy fees as the music division staffs have been replaced by consultants since the end of 2012.
5)	Salaries have decreased by $267,780 from the 2012 quarter to the 2013 quarter as the 2012 quarter included all the start-up costs for launching the music division, which is now run by consultants.

Other Expense

Interest expense in the nine months ended March 31, 2013 was $2,946,941 compared to $1,476,417 in the same period in 2012.   The 2013 interest expense includes an additional $145,129 related to SAFELA for the mortgage and construction loan not included in the 2012 equivalent quarter and a penalty of $222,400 charged against the Isaac loan.

Interest on movie and production loans was $519,377 during the third quarter ended March 31, 2013 as compared to $576,171 for the quarter ended March 31, 2012 . $55,428 was the additional interest charge levied on the settlement from MGM by Blue Rider  in the quarter ended March 31, 2013.

Income Tax

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

Short Term Liquidity

The Company has an accumulated deficit of $14,108,773 as of March 31, 2013.  Management believes that, based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the music division and post-production facility, we will have sufficient working capital to operate for the next twelve months.   Fiscal 2013 will be a year of exploitation of the developed music and post-production businesses, as well as a full year of consolidated operations and having strengthened the balance sheet through conversion of debt to equity. This is still anticipated to lead to positive cash flow from operations during fiscal 2013.

We currently borrow funds for the financing of each of our motion pictures from several production lenders. There can be no assurances given that the Group will be able to borrow funds to finance our motion pictures in the future.

Long Term Liquidity

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations.   Cash flow from operating activities is expected to become positive in fiscal 2013 due to the impact of the release of the first DMX album, the operation of the post-production facility and on-going film revenues.

Cash Flows

Operating Activities: Net cash used in operating activities for the nine months ended March 31, 2013 was $2,037,545.   A decrease in other receivables from music company revenue and accounts receivable, as well as accrued interest, amortization of film costs, music assets and  amortization of leasehold improvements, was offset by a provision for returns, increases in amounts due from related parties and increase in accounts payable.

Investing Activities:  Net cash used in investing activities for the nine months ended March 31, 2013 was $462,891 which is attributable to cost associated with leasehold improvements for the post-production facility.

Financing Activities: Net cash provided by financing activities for the nine months ended March 31, 2013 was $2,444,470 mainly due to the proceeds from additional debt and issuance of common stock for cash.

Capital Resources

As of March 31, 2013, the Company did not have any outstanding capital commitments.    As of the date of this filing, the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.
Working capital at March 31, 2013 was $(13,266,790), which is consistent with our position as of December 31, 2012 of ($10,248,134).

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

Stockholder’s Equity at March 31, 2013 was $11,262,801 decreasing slightly from $13,449,284 as at June 30, 2012.    The change was primarily due to the conversion of debt to equity through the issuance of common shares offset against the revaluation of the shares pledged to certain loans plus loss in the 2013 year.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have now made significant changes in our internal control over financial reporting: We will be closing our London accounts office as of the end of May 2013 and we have already employed a new qualified CPA as controller in the LA office and we have brought in additional external accounting resource at the SEC reporting level. All entries will now be booked at source in the LA office.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

Arrowhead has purported to refile its claim against the Company and the other defendants. The Company will seek dismissal of these claims on the same grounds. The Company is presently in settlement discussions with Arrowhead, and continues to believe that Arrowhead’s claims against the Company are without substantial merit.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

2.1	Asset Acquisition Agreement dated as of July 1, 2010 between Seven Arts Entertainment Inc. and Seven Arts Pictures Plc (1)
2.1.1	Amendment to Asset Transfer Agreement dated January 27, 2011 (2)
2.1.2	Second amendment to Asset Transfer Agreement (2)
3.1.	Articles of Incorporation of Seven Arts Entertainment Inc.(1)
3.1.1	Amendment to Articles of Incorporation of Seven Arts Entertainment Inc. *
3.2.	By-Laws of Seven Arts Entertainment Inc.(1)
3.2.1.	Amended By-Laws of Seven Arts Entertainment Inc. (2)
3.3	Certificate of designation of Series A preferred stock (2)
3.4	Certificate of designation of Series B preferred stock (revised) (2)
3.4.1	Amendment to the Certificate of Designation of Series B preferred stock (2)
4.1	Specimen Common Stock Certificate (1)
10.1*	Revised 2012 Stock Incentive Plan (3)

31.1***	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________
* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

(1)	Filed as an exhibit to Amendment No. 4 to Registration Statement on Form F-1 filed on September 27, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-3 filed on August 20, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Definitive Proxy Statement on Schedule 14A on January 17, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.

Date: May 20, 2013	By:	/s/ Peter Hoffman
Peter Hoffman, CEO

Date: May 20, 2013	By:	/s/ Elaine New
Elaine New
Chief Financial Officer