Form 10-Q/A
period 2013-03-31
Seven Arts Entertainment Inc.
filed 2013-05-23
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendement No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2013 of Seven Arts Entertainment Inc. (the “Company”) is being filed to correct certain clerical errors and to furnish Exhibits 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No.1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the original Form 10-Q have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as exhibits hereto.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seven Arts Entertainment, Inc.
Consolidated Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,691	$120,658
Accounts receivable, net of allowance for doubtful accounts of $39,062 and $171,062	189,576	192,035
Due from related parties	2,094,409	2,116,538
Fee income receivable from related parties	5,896,970	5,896,970
Other receivables and prepayments	1,552,458	849,845

Total Current Assets	9,798,103	9,176,046

Long term receivable from related parties	1,643,928	1,643,928

Film costs, less accumulated amortization of $19,483,399 and $18,953,035	14,912,185	14,612,609

Music assets, less amortization of $408,205 and $0	3,122,043	2,923,474

Leasehold Improvements, less amortization of $123,167and $0	4,890,994	4,551,270

Property and equipment, net of accumulated depreciation of $112,364 and $106,671	10,441	16,137
TOTAL ASSETS	$34,377,695	$32,923,464

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,757,367	$1,152,977
Accrued liabilities	3,047,080	2,758,844
Due to related parties	2,005,233	1,060,905
Shares to be issued	92,207	200,000
Participation and residuals	116,332	114,215
Convertible debt	4,252,951	4,162,460
Mortgage and construction loans	3,588,450	3,001,271
Film & production loans	7,282,094	6,124,428
Deferred income	923,180	849,080
Total Current Liabilities	23,064,894	19,424,180

Provision for earn-out	50,000	50,000

TOTAL LIABILITIES	$23,114,894	$19,474,180

SHAREHOLDERS' EQUITY
Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 125,125 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 43,850 and 180,000 outstanding	1,124,770	4,762,952
Convertible redeemable Series B shares held in escrow	-	(3,163,636)
Common stock; $0.01 par value; 249,000,000 authorized, 4,142,653 and 34,798 issued and outstanding	2,071,325	17,399
Additional paid in capital	21,156,887	18,866,060
Treasury stock	(180,000)	-
Shares held as collateral for legal settlement	(275,246)	-
Accumulated deficit	(14,108,773)	(8,284,741)
Warrants to be distributed	480,371	-
Total Seven Arts Entertainment Inc. equity	11,520,584	13,449,284
Non-controlling interest	257,783	-
Total Shareholders' equity	11,262,801	13,449,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,377,695	$32,923,464

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months Ended		9 Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenue:
Film revenue	$350,636	$187,793	$744,748	$987,220
Music revenue	-	-	927,645	-
Post production revenue	21,624	-	39,702	-
Total revenue	372,260	$187,793	1,712,095	987,220

Cost of revenue:
Amortization and impairment of film costs and music assets	357,668	186,890	938,569	987,221
Amortization of leasehold improvements	42,392	-	123,167	-
Provision for returns	139,406	-	370,811	-
Other cost of revenue	25,312	262,041	274,970	561,330
Cost of revenue	564,778	448,931	1,707,517	1,548,551
Gross profit (loss)	(192,518)	(261,138)	4,578	(561,331)

Operating expenses:
General and administrative expenses	1,207,463	500,897	2,659,078	1,550,761
Bad debt expense	-	109,481	-	106,663
Total operating expenses	1,207,463	610,378	2,659,078	1,657,424
Loss from operations	(1,399,982)	(871,516)	(2,654,500)	(2,218,755)

Non-operating income (expense)
Other income	-	30,196	-	31,100
Interest expense	(1,043,944)	(744,469)	(2,946,941)	(1,476,417)
Total non-operating expense	(1,043,944)	(714,273)	(2,946,941)	(1,445,317)
Loss before taxes	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)

Provision for income tax	-	-	-	-
Net loss	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)

Less: Net loss attributable to non-controlling interests	(85,685)	-	(257,783)	-

Net loss attributable to Seven Arts Entertainment, Inc.	$(2,358,240)	$(1,585,789)	$(5,343,658)	$(3,664,072)

Comprehensive loss:
Net loss	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)
Other Comprehensive income/loss	-	-	-	-
Comprehensive loss	(2,443,926)	(1,585,789)	(5,601,441)	(3,664,072)

Less: Comprehensive loss attributable to non-controlling interests	(85,685)	-	(257,783)	-

Comprehensive loss attributable to Seven Arts Entertainment, Inc.	$(2,358,240)	$(1,585,789)	$(5,343,658)	$(3,664,072)

Weighted average shares of common stock outstanding:
Basic	1,747,500	608,426	792,836	353,304
Diluted	1,747,500	608,426	792,836	353,304

Basic loss per share	$(1.35)	$(2.61)	$(6.74)	$(10.37)
Diluted loss per share	$(1.35)	$(2.61)	$(7.07)	$(10.37)

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2013 and 2012
(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,601,441)	$(3,664,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,856	10,034
Amortization of film cost	938,569	987,221
Amortization of leasehold improvements	123,167	-
Conversion of debt to equity	-	8,332,434
Stock for services	767,767	659,096
Allowance for doubtful accounts	(132,000)	106,663
Provision for returns	370,811	-
Forgiveness of interest by lender	-	(30,196)
Foreign currency impact of movement of consolidated entity to related party	-	2,757,155
Issuance of share options	-	97,386
Changes in operating assets and liabilities:
Trade receivables	(96,946)	157,029
Due to and due from related parties, net	22,128	(826,163)
Capitalized film assets	(1,105,187)	(1,965,032)
Capitalized music assets	(606,774)	-
Receivables and prepayments	(842,018)	(2,150,284)
Bank overdraft	-	(987)
Accounts payable	864,390	(920,342)
Deferred income	74,100	218,317
Stock to be issued	-	1,303,589
Participation and residuals	-	(352,205)
Increase in due to related parties	862,328	-
Accrued liabilities	2,787,150	(2,728,236)
Net cash (used in) provided operating activities	(1,565,099)	1,991,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Addition of leasehold improvements	(462,891)	-
Purchase of property and equipment	-	(5,016)
Net cash used in investing activities	(462,891)	(5,016)

CASH FLOWS FROM FINANCING ACTIVITES:
Conversion of convertible notes payable	-	(6,665,175)
Shares of common stock issued in safisfaction of debt	-	(1,667,259)
Proceeds from/payments on borrowings	1,684,570	3,395,281
Payments on notes payable	-	(732,323)
Sharesas collatered for legal settlement	275,246	-
Shares held in escrow	-	(12,000,000)
Issuance of Preferred Stock	-	19,251,250
Issuance of stock for cash	300,000	1,000,000
Acquisition of music assets	-	(8,540,859)
Acquisition of treasury stock	(180,000)	-
Acquisition of Big Jake Music	-	(1,000,000)
Common and preferred stock to be issued	(107,793)	-
Fair value of earnout	-	2,837,134
Shares of common stock issued to PLC for assets	-	7,880,000
Stock issued in share exchange	-	64,866
Liabilities retained in PLC in share exchange	-	(5,837,707)
Net cash provided by financing activities	1,972,023	(2,014,792)
Effect of exchange rate changes on cash	-	(4,664)

NET CHANGE IN CASH	(55,967)	(33,065)
CASH AT BEGINNING OF PERIOD	120,658	7,798
CASH AT END OF PERIOD	$64,091	$(25,267)

Supplemental cash flow information:
Cash paid for interest	-	149,326
Shares of common stock issued to PLC for assets	-	7,880,000
Common and preferred stock to be issued	-	1,303,589
Stock issued in share exchange	-	64,866
Liabilities retained in PLC in share exchange	-	(5,877,361)
Stock issued for services	767,767	659,096
Common stock issued in satisfaction of debt	5,315,302	8,332,434
Foreign currency impact of movement of consolidated entity to related party		2,757,155
Conversion of Preferred Shares Series B to common stock	1,001,818

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

The table below presents the financial information for the three reportable segments for the three and nine months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Film	Music	Post- Production
	(SAFE)	(SAM)	(SAFELA)	Total
Revenue	$350,636	$-	$21,624	$372,260
Cost of revenue	(382,980)	(139,406)	(42,392)	(564,778)
Gross loss	(32,344)	(139,405)	(20,768)	(192,518)
Operating expenses	(185,120)	(128,244)	(48,316)	(361,681)
Loss from operations	$(217,464)	$(267,650)	$(69,085)	(554,199)
SAE Inc.				(833,300)
Total Operating Loss				$(1,387,499)

	Nine Months Ended March 31, 2013
	Film	Music	Post- Production
	(SAFE)	(SAM)	(SAFELA)	Total
Revenue	$744,748	$927,645	$39,702	$1,712,095
Cost of revenue	(581,733)	(986,804)	(123,167)	(1,691,704)
Gross profit (loss)	163,015	(59,158)	(83,465)	20,391
Operating expenses	(967,701)	(373,989)	(136,702)	(1,478,393)
Loss from operations	$(804,686)	$(433,148)	$(220,168)	(1,458,002)
SAE Inc.				(1,184,016)
Total Operating Loss				$(2,642,018)

Assets

	March 31, 2013	June 30, 2012
Film assets	$14,912,185	$14,612,609
Music assets	3,122,043	2,923,474
Post-production assets	4,890,994	4,551,270

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

As of March 31, 2013 :	SAE	SAFE	SAFELA	CONSOLIDATED BALANCE
Due From:
SAP Inc.	$1,796,583	$-	$-	$1,796,583
SAP LOU	164,386	-	-	164,386
SAP PLC	133,337	-	-	133,337
Peter Hoffman	-	-	103	103
Total	$2,094,306	$-	$103	$2,094,409

Due to:
SAP Inc.	$-	$(21,150)	$-	$(21,150)
Peter Hoffman	(1,644,825)	(264,330)	-	(1,909,155)
SAFE (UK)	-	(13,556)	-	(13,556)
SAP PLC	-	(61,372)	-	(61,372)
	$(1,644,825)	$(360,408)	$-	$(2,005,233)

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

Analysis of film costs

	NBV at	% amortized in
Completed	March 31, 2013	Next 12 months	Next 3 years
New releases
The Pool Boys	$1,494,924	100%	100%
Nine Miles Down	1,045,267	100%	100%
Night of the Demons	430,587	55%	100%
	$2,970,779
Library titles

Total Library	$3,912,032	56%	82%

Total Completed Films	$6,882,811

Development	$7,854,452

March 31, 2013	$14,737,263

NOTE 6 – MUSIC ASSETS

Music assets as of March 31, 2013 and June 30, 2012 are as follows:

	March 31,2013	June 30,2012
Music assets, as July 1 2012	$2,923,474	$-
Additions to music assets during the period	606,774	2,923,474
Total music assets	3,530,248	2,923,474
Less: Accumulated amortization	(408,205)	-
Total music assets, net of accumulated amortization	$3,122,043	$2,923,474

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

NOTE 8 – LOANS PAYABLE

The Company has the following indebtedness as of March 31, 2013:

Lender	Balance including accrued interest	Interest Rate	Issuance Date	Maturity Date

Film and Production Loans:

Palm Finance Corporation	$5,111,077	18%			Forebearance agreement /workout agreement number 6
Palm Finance Corporation	2,039,898	18%			Forebearance agreement /workout agreement number 6
120db Film Finance LLC	4,425	Not stated		8/25/2008	Due on demand
Safron Capital Corp	20,700	10%	10/31/2012	3/31/2013	Due on demand
Palm Finance Corporation	105,996	10%	7/30/2012		Due on demand or on settlement of the Content litigation

Total Film and Production Loans	$7,282,096

Other Loans:

Trafalgar Capital	$603,197	9%	10/15/2008	08/31/2009	Due on demand
JMJ Financial	458,739	10%	06/29/2012	10/27/2012	Due on demand
GHP	137,573	18%	01/21/2011	04/30/2012	Due on demand
LotusCapital	103,219	5%	8/8/2012	12/7/2012	Due on demand
Tonaquint	476,793	8%	08/22/2012	7/2/2013	Due on demand
	$1,779,521

Convertibles
Agua Alta (Cold Fusion)	109,139	12%	06/25/2012	06/25/2013
Beaufort Ventures PLC	54,554	12%	06/26/2012	06/26/2013
Beaufort Ventures PLC	160,192	10%	07/26/2012	02/25/2013	Due on demand
Beaufort Ventures PLC	234,647	10%	07/31/2012	08/30/2012	Due on demand
Beaufort Ventures PLC	11,679	12%	11/30/2012	11/30/2013
Beaufort Ventures, PLC	80,424	12%	6/4/2012	4/5/2013	Due on demand
Beaufort Ventures, PLC	80,240	10%	07/19/2012	07/19/2012	Due on demand
Beaufort Ventures, PLC	53,493	10%	7/19/2012	07/19/2013
Beaufort Ventures, PLC	26,568	10%	08/14/2012	8/2/2013
Beaufort Ventures, PLC	76,677	12%	1/22/2013	7/22/2013
Old Capital Ltd	274,904	12%	05/31/2012	05/30/2013
Runway Investments, LTD	149,818	12%	11/1/2012	09/30/2012	Due on demand
Sendero Capital Ltd	285,424	12%	01/24/2012	9/30/2012	Due on demand
CMS Capital	38,495	12%	12/15/2011	06/30/2012	Due on demand
Rachel Cohen Skydell	38,495	12%	12/15/2011	06/30/2012	Due on demand
Dominion Capital LLC	35,993	10%	10/24/2012	02/18/2013	Due on demand
Dominion Capital LLC	61,032	10%	10/24/2012	02/18/2012	Due on demand
Hanover Holdings LLC	288,714	10%	02/23/2012	08/23/2012	Due on demand
Isaac Capital Group LLC	230,475	12%	01/20/2012	06/30/2012	Due on demand
Firerock Capital Inc	33,419	10%	06/21/2012	12/21/2012	Due on demand
Safron Capital Corp.	3,270	10%	7/5/2012	7/12/2012	Due on demand
Tangiers Investment Group, LLC	24,999	10%	8/8/2012	8/8/2013
Tripod Group, LLC	120,776	12%	1/2/2012	1/2/2013	Due on demand
	$2,473,427

Total Convertible Loans	$4,252,951

807 Esplanade
Palm Finance Corporation- mortgage and construction loan	$3,588,450	15%

Total Mortgage & Construction Loans	$3,588,450

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

Arrowhead Capital Partners – ACG Loan

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

●
The majority of 2012 sales included international sales royalties from movies such as “The Pool Boys,” of approximately $43,000, “Deal,” of approximately $21,000, “Autopsy,” of approximately $10,000, “Nine Miles Down,” of approximately $34,000, and “Night of the Demons,” of approximately $40,000.

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

●	An amortization charge of $357,868 was made in the three months ended March 31, 2013 which was spread over several titles, mainly “Nine Miles Down” and “The Pool Boys” in line with revenue forecasts.

●	The equivalent charge during the quarter ended March 31, 2012 was $186,890 mainly related to the release of “The Pool Boys”.

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

●
The majority of 2012 sales included international sales royalties from movies such as “The Pool Boys,” of approximately $680,000, “Deal,” of approximately $65,000, “Autopsy,” of approximately $30,000, “Nine Miles Down,” of approximately $64,000, and “Night of the Demons,” of approximately $40,000.

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

●	An amortization charge of $938,569 was made in the nine months ended March 31, 2013 which was spread over several titles, mainly “Nine Miles Down” and “Deal” in line with revenue forecasts.

●	The equivalent charge during the nine months ended March 31, 2012 was $987,221 mainly related to the release of “The Pool Boys”.

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

Arrowhead Capital Partners – ACG Loan

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

SEVEN ARTS PICTURES, INC.

Date: May 23, 2013	By:	/s/ Peter Hoffman
Peter Hoffman, CEO

Date: May 23, 2013	By:	/s/ Elaine New
Elaine New
Chief Financial Officer