Form 10-K/A
period 2012-06-30
Seven Arts Entertainment Inc.
filed 2013-09-11
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of September 10, 2013, there were 200,635,536 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

This Form 10-K/A is being filed for the sole purpose of furnishing the certificates and Director signatures which were inadvertently omitted from the original Form 10K/A filed with the Securities and Exchange Commission on November 9, 2012. This Amendment speaks as of the filing date of the Original Date and does not reflect events which may have occurred subsequent to the filing of the Original Date.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS ENTERTAINMENT, INC.

Date: September 11, 2013	By:	/s/ Kate Hoffman
Kate Hoffman, CEO

Date: September 11, 2013	By:	/s/ Candace Wernick
Candace Wernick
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS ENTERTAINMENT INC..

November 9, 2012	By:	/s/ Peter Hoffman
Peter Hoffman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER HOFFMAN	Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2012
Peter Hoffman

/s/ ELAINE NEW	Chief Financial Officer and Principal Accounting Officer	November 9, 2012
Elaine New

/s/ KATE HOFFMAN	Chief Operating Officer and Director	November 9, 2012
Kate Hoffman

/s/ HUBERT GIBBS	Director	November 9, 2012
Hubert Gibbs

/s/ ANTHONY HICKOX	Director	November 9, 2012
Anthony Hickox

/s/ DAVID MICHERY	Director	November 9, 2012
David Michery

/s/ DAN REARDON	Director	November 9 2012
Dan Reardon