Form 10-Q/A
period 2012-12-31
Seven Arts Entertainment Inc.
filed 2013-09-11
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A for the sole purpose of correcting an administrative error on Item 4 of Part I “Financial Information” on the original Form 10-Q of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 as originally filed with the Securities and Exchange Commission on February 19, 2013 (the “Original Date”). This Amendment speaks as of the filing date of the Original Date and does not reflect events which may have occurred subsequent to the filing of the Original Date.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting as of September 30, 2012 (described below), which has not been fully remediated as of December 31, 2012.

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