Form 10-K
period 2013-06-30
Seven Arts Entertainment Inc.
filed 2013-10-15
CIK 1408276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-34250

SEVEN ARTS ENTERTAINMENT INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The aggregate market value of common stock, par value $0.01 per share, held by non-affiliates of the registrant, based on the average bid and asked prices of the common stock on December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $43,067,018.   For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Number of common shares outstanding as of October 15, 2013 was 219,276,228.

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

PART I

ITEM 1. BUSINESS

Corporate History and Current Corporate Structure

Nature of Activities, History and Organization:

Seven Arts Entertainment, Inc. (herein referred to as “the Company”, “Seven Arts”, “SAE,” or “We”), a Nevada Corporation, is the continuation of certain business of Seven Arts Pictures Plc. (“PLC”), which was founded in 2002 as an independent motion picture production and distribution company engaged in the development, acquisition, financing, production, and licensing of theatrical motion pictures for exhibition in domestic (i.e., the United States and Canada) and foreign theatrical markets, and for subsequent worldwide release in other forms of media, including home video and pay and free television. The Company currently owns interests in 39 completed motion pictures, subject in certain instances to the prior financial interests of other parties.

Seven Arts Music Inc. (“SAM”) became a wholly owned subsidiary of the Company on February 23, 2012, although transaction costs had been incurred as early as September 2011. The first of the DMX albums acquired from David Michery was released on September 11, 2012. The first of the Bones Thugs-N-Harmony albums is fully delivered to the Company as of June 30, 2013 and scheduled for release in November, 2013. Several other new artists are being considered by SAM.  The agreements under which SAM acquired its music assets were effective as of September 29, 2011 (Big Jake Music) and December 19, 2011 (Michery Assets) publicly announced and commenced business activities commenced on those dates, but definitive agreements were not executed, nor control gained, until February 23, 2012.

On June 30, 2012 Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) was transferred to the Company. SAFELA, which is now 60% owned by the Company, has a 30 year lease to operate a film production and post-production facility at 807 Esplanade in New Orleans, Louisiana. The post production facility commenced operations on July 1, 2012.

On June 11, 2010, SAE, was formed and became a wholly owned subsidiary of PLC. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer assets (as now reflected on our balance sheet) from PLC to SAE, in exchange for assumption by SAE of all booked indebtedness (now reflected on our balance sheet) and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 571 shares (2,000,000 shares as adjusted for the 1:70 and 1:50 reverse stock splits discussed herein) of SAE were issued to PLC as additional consideration to PLC. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws.

On August 31, 2011, NASDAQ approved the substitution of one share of SAE, Inc. stock for the Company’s NASDAQ listing, effective at the opening of trading on September 1, 2011. On that date, each of the Company’s ordinary shares were exchanged for one share of common stock of SAE, and commenced trading on NASDAQ as the successor to the Company’s NASDAQ listing. This transaction was approved by the Company’s stockholders at the Company’s Extraordinary General Meeting on June 11, 2010. On August 31, 2012, the Company announced a 1-for-70 reverse stock split, which was effective immediately. All share references herein have been adjusted to reflect this split.

On November 8, 2011, the Company’s listing predecessor, PLC, was placed into involuntary creditors’ liquidation under English law.  Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.

On January 1, 2012, Seven Arts Film Entertainment Limited (“SAFE”) sold all of its film assets to SAE for assumption of indebtedness. SAFE ceased operations on May 31, 2013 on closing of its office in London, England. The Company plans to file for creditors voluntary liquidation of SAFE in England. The asset transfer agreement had no impact on the Company’s consolidated financial statements.

In connection with the acquisition of the music assets of Michery, the Company issued 100 ,000 shares of our Series B convertible preferred stock, par value $100 convertible at approximately $1.10 per share) to Michery and his assigns.  50,000 of these shares of the Company’s Series B convertible preferred stock were placed in escrow.

During the quarter ended December 31, 2012, Mr. Michery converted and sold 38,000 of the 50,000 shares of Series B that he and his assigns hold. The Company and Mr. Michery have agreed the remaining 50,000 shares of Series B in escrow will be disposed of by release of 20,000 shares of the Series B convertible preferred stock to Mr. Michery in full satisfaction of any claims he may have against the Company and the balance of the 30,000 shares of Series B will be cancelled. The release of the 20,000 shares has been recognized as services in the accompanying financial statements.  As of June 30, 2013, Mr. Michery or his assigns hold 32,000 shares of Series B convertible preferred stock.

In connection with the acquisition of the stock of BJM, the Company issued 80,000 shares of the Company’s Series B convertible preferred stock, stated value $100 convertible at approximately $1.10 per share) to Jake Shapiro and his assigns. 70,000 shares of our Series B convertible preferred stock were placed in escrow. The Company entered into a settlement agreement with Mr. Shapiro on February 27, 2013 and all shares of Series B preferred stock held in escrow for him and persons associated with him have been cancelled, with Mr. Shapiro and his assigns still holding 10,000 shares of Series B convertible preferred stock as of June 30, 2013. The name and the website of Big Jake Music were also reassigned to Mr. Shapiro as part of the settlement agreement.

Seven Arts Pictures Louisiana LLC, (“SAPLA”), entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”) for aggregate principal advances of up to $3,700,000. This agreement was guaranteed by the Company’s predecessor. Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has now assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 (contingent on receipt of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance. A construction loan of $1,850,000 previously guaranteed by the Company has now also been assumed by the Company, through SAFELA.

On May 2, 2013 and August 31, 2012, the Company effected one-for-fifty and one-for-seventy reverse stock splits, respectively, collectively referred to as the Stock Splits. Unless otherwise noted, all impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Splits. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and loss per share.

Subject to appropriate and required regulatory filings and approvals, we declared a dividend of Warrants to those persons beneficially owning our common stock as of the close of the markets on August 31, 2012.  For every ten pre-reverse split shares of common stock held as of such date and time, the holders thereof will be entitled to receive one Warrant as a dividend.  Until its expiration date on December 31, 2014, each Warrant, once distributed following such approvals, will be exercisable for the purchase of one share of the Company’s post-reverse split common stock at a price to be determined at the time the related Form S-1 is deemed effective.  We do not expect that a secondary market will develop for the Warrants.

Trading of our common stock on The NASDAQ Capital Market was suspended at the opening of business on September 14, 2012, due to our not meeting the $1 minimum bid price stock listing requirement of The NASDAQ Stock Market for ten trading days prior to September 20, 2012, the expiration date on the Company’s six-month extension to meet this listing requirement.

On September 14, 2012 our common stock began being quoted on the OTC Market Group Inc.’s OTCQB tier under our historical symbol “SAPX.”

Capital Structure:

SAE’s authorized capital is 250,000,000 shares of capital stock. SAE has authorized the following classes of stock:

●	249,000,000 of common stock, $.01 par value per share. As of June 30, 2013, there are 46,323,297 shares of common stock outstanding . Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

●	125,125 shares of Series A Preferred Stock with a $10.00 stated value per share. All of such authorized shares were issued to one shareholder in November 2011. These shares have a conversion price to common stock of $10.50 per share.

●	200,000 shares Series B Preferred Stock with a $100.00 stated value per share. As of June 30, 2013, there are 43,580 shares outstanding. The per share conversion price for the Series B Preferred Stock is $1.10 per share.

SAE became a United States issuer and commenced regular quarterly reporting from the first quarter ended September 30, 2011.

Production Activities of Our Predecessors

No production activities were undertaken by us until January 1, 2005 and all the production activities prior to that date were engaged in by our predecessors, CineVisions, SAPLA and SAP. All our production activities after January 1, 2005 were under our direction or that of PLC. All the films discussed below were produced or co-produced by our predecessors and were distributed by our predecessors. The Hustle and A Shot at Glory were only distributed by our predecessors and were not produced by our predecessors.

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

Films Co-Financed by SAPL

SAPL co-financed three motion pictures in conjunction with Fireworks and Paramount. Of these motion pictures, we claim that one of them, Rules of Engagement, was transferred to us by SAP in 2004. As set out below, this motion picture is the subject of copyright infringement and contract claims that we, together with SAP and SAFE, have brought against Fireworks and Content Film. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.

We have since January 1, 2005 produced the following motion pictures:

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

American Summer aka	Director:	J.B. Rogers	06/08	9/11	n/a
The Pool Boys (CR)	Cast:	Matthew Lillard
(All Territories)		Effren Ramirez

Autopsy (CR)	Director:	Adam Gierasch	06/08	1/09	n/a
(All Territories)	Cast:	Robert Patrick

Deal (CR)	Writer:	Gil Cates, Jr.	03/07	04/08	n/a
(All Territories)		& Marc Weinstock
	Director:	Gil Cates, Jr.
	Cast:	Burt Reynolds
Bret Harrison
Shannon Elizabeth
Jennifer Tilly

Knife Edge	Director:	Anthony Hickox	06/08	03/10	3/23/2031
	Cast:	Joan Plowright
Natalie Press
(All Territories)

Night of the Demons (CR)	Director:	Adam Gierasch	06/09	10/10	n/a
	Cast:	Shannon Elizabeth
(All Territories)		Edward Furlong
Diora Baird

Nine Miles Down (CR)	Director:	Anthony Waller	06/09	02/13	n/a
	Cast:	Adrian Paul
(All Territories)		Kate Nauta

Noise aka	Writer/Director:	Henry Bean	03/07	05/08	n/a
The Rectifier	Cast:	Tim Robbins
(CR)		William Hurt
(All Territories)		Bridget Moynahan
William Baldwin

Pool Hall Prophets aka	Writer/Director:	Keoni Waxman	09/05	12/05	n/a
Shooting Gallery
(CR)	Cast:	Freddie Prinze, Jr.
(All Territories)		Ving Rhames

Schism (CR)	Writer / Director:	Adam Gierasch	10/13	scheduled Fall 2013
	Cast:	Callum Blue
Vinnie Jones

(All Territories )

Films Acquired by Us

We have acquired certain distribution rights to the following motion pictures since January 1, 2005

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

Back In The Day	Writer:	Michael Raffanello	03/05	05/05	11/11/2019
(All International Territories)	Director:	James Hunter
	Cast:	Ving Rhames
Ja Rule

Boo (1)	Writer/Director:	Anthony C. Ferrante	03/05	10/05	5/14/2008
(All International Territories)	Cast:	Trish Cohen
Happy Mahaney

A Broken Life	Writers:	Neil Coombs, Anna Lee	06/08	09/08	10/26/2026
(All International Territories)		& Grace Kosaka
	Directors:	Neil Coombs
	Cast:	Tom Sizemore
Ving Rhames
Grace Kosaka
Saul Rubinek

Cemetery Gates (1)	Writer:	Brian Patrick O’Tolle	03/05	05/06	4/4/2020
(All International Territories)	Director:	Roy Knyrim
	Cast:	Reggie Bannister

Drunkboat	Writer:	Bob Meyer & Randy Buescher	12/08	07/12	4/28/2016
(All Territories)	Director:	Bob Meyer
	Cast:	John Malkovich
John Goodman
Dana Delaney

Gettin’ It	Writer/Director:	Nick Gaitatjis	12/06	08/07	4/4/2017
(All Territories)	Cast:	Jessica Canseco
Patrick Censoplano
Cheryl Dent
Sandra Staggs

Hades aka	Director:	Gabriel Bologna	5/09	04/10	10/26/2027
The Black Waters of Echo Pond	Cast:	Robert Patrick
(All International		Danielle Harris
Territories)

Men Don’t Lie	Director:	Jane Spencer	not yet scheduled	not yet scheduled
(All Territories)	Cast:	Michael Madsen
Elle Travis

+ Popstar	Writer:	Timothy Barton	03/05	11/05	10/19/2014
(All International Territories)	Director:	Richard Gabai
	Cast:	Aaron Carter
Alana Austin

+ Red Riding Hood	Writer:	Timothy Dolan	03/06	06/06	5/2/2015
(All International Territories, ex. Indonesia, Israel, Japan, Latin American Satellite TV, Mexico, Middle East, Pan Asian Satellite TV, Portugal, Russia, Slovenia/Croatia, Thailand, Turkey)	Director:	Randall Kleiser
	Cast:	Lainie Kazan
Morgan Thompson

+ Supercross	Writer:	Ken Solarz	08/05	5/25/2019
(All International Territories)	Director:	Steve Boyum
	Cast:	Sophia Bush
Steve Howey
Cameron Richardson

The Wedding Chest	Writer:	Ekaterina Tirdatova	3/08	not yet scheduled	10/4/2021
(All International	Director:	Nurbek Egen
Territories excluding	Cast:	Natasha Regnier
Russia, Germany and France)		Bolot Tentimyshov

We have lost the right to manage twelve motion pictures (designated “+” in the table above) as a result of the exercise by the Arrowhead Target Fund of its rights under the Arrowhead Loan described above at “Risk Factors” in August 2009.   Arrowhead is now collecting all sums receivable with respect to these motion pictures and all interest in and receivables from these motion pictures has been removed from our financial statements effective June 30, 2009, but Arrowhead has not foreclosed on the copyright and distribution rights of our affiliate in these twelve motion pictures.

In addition, Palm Finance has the right (which it has not exercised) to require that all sums payable to us with respect to the motion pictures Autopsy, The Pool Boys and Nine Miles Down be paid directly to it, and not to us.

Business Strategy

The Company’s current business strategy is:

●	To finance, produce and distribute two to four motion pictures per year with budgets of between $2 million and $15 million each. As previously stated, these pictures will receive only a limited theatrical release. There can be no assurance as to the number of theaters or “print & advertising” expenditures we will be able to arrange one any of these motion pictures. The Company’s next motion picture to be released is expected to be Schism in March 2014.

●	To acquire and distribute sound recordings throughout the world, both as singles .and albums of both established and new recording artists. We except to release 3 to 4 albums per calendar year, including albums by the established urban artists DMX, the next one early in 2014, and Bone Thugs-N-Harmony, in December 2013.

●	To supplement our core strategy by producing an occasional higher cost motion picture (production budgets of $30 - $60 million). We will seek to license such projects to a major studio to guarantee a studio-wide release and obtain a commitment to cover a portion or all of P&A costs as well as other distribution expenses, although no such agreement has yet been completed.

●	To opportunistically acquire distribution rights to an additional two to five motion pictures produced by others, each year, for distribution in theatrical, video and television markets, as an agent, for a 15%-20% fee. We have acquired three motion pictures in the twelve months pursuant to this strategy.

●	To maximize our current use of tax-preferred financing structures around the world to fund our motion picture productions.

●

To enter into arrangements with theatrical and video distributors, to gain more control over and increase our share of the revenues from distribution of our motion pictures by decreasing distribution fees, approval over distribution strategy and distribution costs, and shorter license terms.  We have entered into such arrangements in the United States, United Kingdom and Spain in the last twelve months.

●	To expand our library of completed motion pictures, sound recordings, and musical compositions.

●	To scale our business over time by modestly increasing the number of pictures we develop and produce in-house as well as by more aggressively seeking to acquire for distribution motion pictures produced by third parties.

In the last year, we have engaged in substantial pre-production and development activities on our motion picture projects Winter Queen and Neuromancer, which will have production budgets of approximately $20 million and $60 million, respectively.  By reason of the production costs, underlying materials and creative elements attached (director and actor), we believe these large budget motion pictures will obtain a substantial theatrical release in the United States and the international territories such as United Kingdom, Germany, Japan, France, Spain and Australia.  We have also developed three lower budget motion pictures and acquired two as part of our distribution strategy.

Competitive Strength

The Company’s competitive strengths include:

●	The experience of our management and our relationships with independent motion picture distributors.

●	Our relationships with “key talent” (e.g., writer, director, actor and producer) and with independent motion picture distributors around the world.

●	Our experience in structuring tax-preferred financings.

●	Our exclusive recording agreements with DMX and Bone Thugs-N-Harmony.

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

We receive between 50 and 100 submissions of potential film projects or completed films every year, which generally include a “package” of a screenplay and certain talent elements (e.g., producer, director and cast). In certain limited cases, we will arrange for the creation of a screenplay and the “packaging” of creative elements. We commission independent production budgets of certain projects to evaluate the project’s suitability for production or distribution. The pictures we produce are selected according to several key criteria formulated to maximize the profit potential of our films, including the potential to license the worldwide distribution rights to the film for an amount greater than the projected production budget (e.g., a minimum profit margin of at least 20%), the potential for the film to be widely accepted as a “quality” or “good” film, whether the key creative talent, including directors and two most prominent cast members, are likely to be both responsible and artistically gifted in creating the motion picture. There are no “rules” or specific strategic limitations on our choice of motion pictures to produce. The decision to move forward with a project is our Chief Executive Officer’s decision based on highly subjective factors. However, we believe that the vast experience of our management team is critical to this decision-making process. We will, however, only consider a motion picture with a production cost in excess of $15,000,000 if we are able to manage the risks of production through “pre-sales” or equity contribution to production of that picture.

In 2007 Seven Arts Pictures Louisiana LLC (“SAPLA”), acquired real property in New Orleans, Louisiana, which has been completed as a production and post- production facility for motion pictures in Louisiana. Over the past five years, Louisiana has become a popular destination for the production of motion pictures due to very favorable tax incentives. Since 2005, we have produced five motion pictures under the Louisiana Motion Picture Incentive Act (the “Louisiana Incentives”), which provides substantial transferable tax credits for film production activities in Louisiana accredited to us whether we produce or acquire a motion picture. The Louisiana Incentives provide generally that the producer will receive both a 25% (now 30%) transferable investment tax credit on all film expenditures on Louisiana vendors and a 10% (now 5%) transferable labor tax credit on all expenditures for labor performed in Louisiana by Louisiana residents. We generally obtain loans during production of a motion picture in Louisiana secured by these tax credits after a “pre-certification” by the Louisiana Film Office that the applicable motion picture qualifies for the Louisiana Incentives. We are then able to transfer these tax credits at a discount to third parties upon completion of the motion picture, audit by independent accountants of the applicable expenditures and “certification” by the Louisiana Film Office of tax credits payable based on the audited expenditures. We use the proceeds from the transfer of the tax credits to third parties to repay the loan secured by the tax credits, at which time the lender releases its security interest in the tax credits.

We are able to obtain similar refundable (but not transferable) tax credits arising from film production expenditures in the United Kingdom, Canada, Ireland, Italy and Hungary which offer refundable tax credits for production expenditures in each of their territories.

Our post-production facility in Louisiana opened for business in July, 2012. We intend that this facility will be leased to our motion picture productions in Louisiana and to other motion picture productions produced by unrelated parties. SAPLA secured a credit facility in the aggregate principal amount of $3,700,000, which has been used to acquire and begin the improvements on the property. This credit facility carries an annual interest rate of 2% plus the Prime Rate as published in The Wall Street Journal. We have guaranteed the amounts that SAPLA borrows under this facility and no additional consideration is provided for this guarantee beyond the existing agreement between SAPLA and us.

We entered into a new financing agreement with Palm in November, 2010 to refinance the existing indebtedness secured by our production and post- production facility in New Orleans, Louisiana under which Palm has acquired the existing credit facility of $3,700,000 plus accrued interest of our affiliate SAPLA for $1,000,000 and agreed to advance an additional $1, 850,000 to complete renovation and construction of this facility. Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the property. See Our Business – Production.

We do not anticipate the use of any material amount of our working capital to complete and operate this facility, and we expect to realize substantial film production, film infrastructure, historic rehabilitation and other state and federal tax credits and other tax incentives from the acquisition, renovation, and operation of this property as a post- production facility. In particular, SAPLA anticipates approximately $3,500,000 in Louisiana film infrastructure tax credits; $2,000,000 in Louisiana state historic rehabilitation tax credits and $2,300,000 in Federal historic preservation tax credits will be available from expenditures in connection with this facility. The Louisiana tax credits may be subject to litigation. See Legal Proceedings.

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

For purposes of this table, “Delivery Date” refers to the date the applicable motion pictures is completed and available for delivery to distributors. The “1st US release” is the date on which the film is first released in any medium (e.g., theatrical, video, television) in the United States.

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

American Summer aka	Director:	J.B. Rogers	06/08	9/11	n/a
The Pool Boys (CR)	Cast:	Matthew Lillard
(All Territories)		Effren Ramirez

+Asylum (CR)	Writer:	Patrick Marber	05/04	08/05	n/a
(All Territories)	Director:	David MacKenzie
Ian McKellan
	Cast:	Natasha Richardson

Autopsy (CR)	Director:	Adam Gierasch	06/08	1/09	n/a
(All Territories)	Cast:	Robert Patrick

Back In The Day	Writer:	Michael Raffanello	03/05	05/05	11/11/2019
(All International Territories)	Director:	James Hunter
	Cast:	Ving Rhames
Ja Rule

Boo (1)	Writer/Director:	Anthony C. Ferrante	03/05	10/05	5/14/2008
(All International Territories)	Cast:	Trish Cohen
Happy Mahaney

A Broken Life	Writers:	Neil Coombs, Anna Lee	06/08	09/08	10/26/2026
(All International Territories)		& Grace Kosaka
	Directors:	Neil Coombs
	Cast:	Tom Sizemore
Ving Rhames
Grace Kosaka
Saul Rubinek

Captivity	Writer:	Larry Cohen	03/06	07/07	5/10/2008
(All International Territories)	Director:	Roland Joffe
	Cast:	Elisha Cuthbert

Cemetery Gates (1)	Writer:	Brian Patrick O’Tolle	03/05	05/06	4/4/2020
(All International Territories)	Director:	Roy Knyrim
	Cast:	Reggie Bannister

Deal (CR)	Writer:	Gil Cates, Jr.	03/07	04/08	n/a
(All Territories)		& Marc Weinstock
	Director:	Gil Cates, Jr.
	Cast:	Burt Reynolds
Bret Harrison
Shannon Elizabeth
Jennifer Tilly

Drunkboat	Writer:	Bob Meyer & Randy Buescher	12/08	7/12	4/28/2016
(All Territories)	Director:	Bob Meyer
	Cast:	John Malkovich
John Goodman
Dana Delaney

Gettin’ It	Writer/Director:	Nick Gaitatjis	12/06	08/07	4/4/2017
(All Territories)	Cast:	Jessica Canseco
Patrick Censoplano
Cheryl Dent
Sandra Staggs

Hades aka	Director:	Gabriel Bologna	5/09	04/10	10/26/2027
The Black Waters of Echo Pond	Cast:	Robert Patrick
(All International Territories)		Danielle Harris

+ The Hustle	Writers:	David Howard	10/02	12/02	n/a
(CR)		& Michael Capellupo
(All Territories except Germany and Canada)	Director:	Stuart Cooper
	Cast:	Bobbie Phillips
Robert Wagner

+ I’ll Sleep When	Writer:	Trevor Preston	06/04	06/04	n/a
I’m Dead (CR) (1)	Director:	Mike Hodges
(All International Territories)	Cast:	Clive Owen
Malcolm McDowell
Jonathan Rhys Meyers

+ Johnny Mnemonic	Writer:	William Gibson	12/94	05/95	n/a
(CR)	Director:	Robert Longo
(All Territories)	Cast:	Keanu Reeves
Dolph Lundgren

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

Knife Edge	Director:	Anthony Hickox	06/08	03/10	3/23/2031
	Cast:	Joan Plowright
(All Territories)		Natalie Press

Men Don’t Lie	Director:	Jane Spencer	not yet scheduled	not yet scheduled
(All Territories)	Cast:	Michael Madsen
Elle Travis

+ Never Talk To Strangers	Writers:	Lewis A. Green	09/95	10/95	n/a
(CR) (1)		& Jordan Rush
(All Territories)	Director:	Peter Hall
	Cast:	Antonio Banderas
Rebecca DeMornay

Night of the Demons (CR)	Director: Cast:	Adam Gierasch Shannon Elizabeth	06/09	10/10	n/a
(All Territories)		Edward Furlong
Diora Baird

Nine Miles Down (CR)	Director: Cast:	Anthony Waller Adrian Paul	06/09	2/13	n/a
(All Territories)		Kate Nauta

Noise aka	Writer/Director:	Henry Bean	03/07	05/08	n/a
The Rectifier	Cast:	Tim Robbins
(CR)		William Hurt
(All Territories)		Bridget Moynahan
William Baldwin

+ No Good Deed (CR)	Writer:	Christopher Canaan	05/02	09/03	n/a
(All Territories)		& Steve Barancik
	Director:	Bob Rafelson
	Cast:	Samuel L. Jackson
Milla Jovovich

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate

Pool Hall Prophets aka	Writer/Director:	Keoni Waxman	09/05	12/05	n/a
Shooting Gallery
(CR)	Cast:	Freddie Prinze, Jr.
(All Territories)		Ving Rhames

+ Popstar	Writer:	Timothy Barton	03/05	11/05	10/19/2014
(All International Territories)	Director:	Richard Gabai
	Cast:	Aaron Carter
Alana Austin

+ Red Riding Hood	Writer:	Timothy Dolan	03/06	06/06	5/2/2015
(All International Territories excl Indonesia, Israel, Japan, Latin American Satellite TV, Mexico, Middle East, Pan Asian Satellite TV, Portugal, Russia, Slovenia/Croatia, Thailand, Turkey)	Director:	Randall Kleiser
	Cast:	Lainie Kazan

Schism (RR) (All territories)	Writer/ Director	Adam Gierasch Callum Blue Vinnie Jones	10/13	Scheduled Winter 2014	n/a

+ Shattered Image	Writer:	Duane Poole	06/98	12/98	n/a
(CR) (1)	Director:	Raul Ruiz
(All Territories)	Cast:	William Baldwin
Anne Parillaud

+ A Shot At Glory	Writer:	Denis O’Neill	01/02	05/02	9/30/2016
(All International Territories)	Director:	Michael Corrente
	Cast:	Robert Duvall
Michael Keaton

+ Stander (CR)	Writer:	Bima Stagg	10/03	08/04	n/a
(All Territories)	Director:	Bronwen Hughes
	Cast:	Thomas Jane
Deborah Unger

Title	Talent		Delivery Date	1st U.S. Release	Date Distribution Rights Terminate
+ Supercross	Writer:	Ken Solarz	08/05	5/25/2019
(All International Territories)	Director:	Steve Boyum
	Cast:	Sophia Bush
Steve Howey
Cameron Richardson

The Wedding Chest	Writer:	Ekaterina Tirdatova	3/08	not yet scheduled	10/4/2021
(All International	Director:	Nurbek Egen
Territories excluding	Cast:	Natasha Regnier
Russia, Germany and France)		Bolot Tentimyshov

(1)	Indicates a motion picture for which we do not own the distribution rights in the United States and Canada.
(2)	We have lost the right to manage twelve motion pictures (designated “+” in the table above) as a result of the exercise by the Arrowhead Target Fund of its rights under the Arrowhead Loan described above at “Risk Factors” in February 2009. Arrowhead is now collecting all sums receivable with respect to these motion pictures and all interest in and receivables from these motion pictures has been removed from our financial statements effective June 30, 2009, but Arrowhead has not foreclosed on the copyright and distribution rights of our affiliate in these twelve motion pictures.

In addition, Palm Finance has the right (which it has not exercised) to require that all sums payable to us with respect to the motion pictures Autopsy, The Pool Boys and Nine Miles Down be paid directly to it, and not to us.

(3)	The above table includes the 12 Arrowhead films and other pictures for which our license term has expired We continue to collect sums due under licenses entered into prior to expiration of our rights and have rights to acquire the expired distribution rights on a “first refusal” basis.

Recorded Music Business

The Company entered the business of production, acquisition, marketing and sale of pre-recorded music in February 2012 by acquisition of music assets of Mr. Michery and 100% of the stock of BJM.   SAM’s pre-recorded music products will include releases of the new musical performances of recording artists, as well as compilations featuring various artists or repackaged releases of previously recorded music from our master music catalogue and derived from licenses of music masters from third-parties.   Seven Arts Music Inc. (“SAM”) became a wholly owned subsidiary of the Company on February 23, 2012, although start-up costs had been incurred as early as September 2011. The delivery of the first of the DMX albums acquired from David Michery has been released on September 11, 2012.  The first album from Bone Thugs-N-Harmony (“BTH”) was delivered to us in February, 2013. Several other new artists are being considered by SAM.  The agreements under which SAM acquired its music assets were effective as of September 29, 2011 (Big Jake Music) and December 19, 2011 (Michery Assets) publicly announced and business activities commenced on those dates, but definitive agreements and change of control were not executed until February 23, 2012.

We currently own a music catalogue with 52 DMX masters and 18 BTH masters.  We intend to add to the music catalogue through strategic and complementary acquisitions, licensing agreements, and by executing recording agreements with artists, production companies and other record labels with new recordings.   No such arrangements have been completed.

In the future, as a general business practice, we intend to enter into rights acquisition, licensing, distribution and recording agreements (“Recording Agreements”) with artists, third-party record labels and production companies (“Artists”) to provide master recordings that have not been previously released for sale to consumers (“New Masters”) as albums (“Albums”). Through each Recording Agreement, if concluded, we will acquire the worldwide copyright and exclusive right to distribute and license music products derived from the New Masters that will be recorded and produced by the Artists, during the term of the Recording Agreement or any extension thereof. We will also acquire the exclusive right to record and market all New Masters of the recording artist(s) featured on any and all New Masters recorded by the Artists during the term of the Recording Agreements. We will also have the right to extend the term of the Recording Agreement through the exercise of multiple options pursuant to the terms of the Recording Agreements. We currently have recording agreements with the established urban artist DMX (two albums) and Bone Thugs-N-Harmony (five albums).  We have no other firm commitments for Recording Agreements.

Our rights to distribute masters now owned by us or pursuant to our recording agreements with DMX and BTH are subject to no conditions except the payment of artist royalties and mechanical royalties, require the artists’ exclusive services as recording artists during a designated period (usually a year) subject to extension for an additional contract year at our sole option and permit us to produce and exploit music videos embodying the artists’ performance at our sole discretion and cost. We expect new Recording Agreements will have such terms. All advances made by us to produce master recording are and will be recoupable from artists’ royalties.

Most Recording Agreements (if entered into) will have an initial term and will usually have up separate, consecutive, irrevocable options, to renew the term for additional periods, at our sole discretion. As a condition of the initial term, and prior to exercising each option, we will be required to pay recoupable advances to the label. Depending upon the initial success of any single, we will advance to the artist the costs to film and produce a music video featuring the single song selected by us. Pursuant to the terms of the Recording Agreement, we have the right to supervise and approve all elements of the music video. Once an acceptable music video is completed, we will use our efforts and pay third-party promoters to secure airplay of the music video on regional and national music video shows, as part of our marketing of the particular Album.

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

Depending upon the terms of each Recording Agreement (if entered into), we will pay each artist royalties from the net profits we actually receive from the sale of music products delivered during the term of the Recording Agreement. According to the terms of each Recording Agreement, we will only be required to pay royalties to a label after we recoup all advances (we make to or on behalf of the label) from artist’s percentage of net sales of all music products derived from the New Master(s) delivered by the subject label.

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

Foreign License Agreement

We have entered into an international all-rights distribution agreement with Fontana in all territories except Germany, Austria and Switzerland for distribution of DMX’s album “Undisputed,” where we have entered into a distribution deal with [inGrooves].  We have entered into an agreement with another distributor for distribution of “Undisputed” in the territories of Germany, Austria and Switzerland.

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

For digital consumer sales in the United States and Canada, Fontana shall be entitled to a licensing fee equal to fifteen-percent (15%) of Seven Arts’ Net Licensing Billings. According to the Domestic Distribution Agreement, Net Licensing Billings mean royalties or flat payments received by Fontana, on Seven Arts’ behalf, attributed to sales, other than sales through normal retail channels.

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

Competition

In both recorded music and music publishing we compete based on price (to retailers in recorded music and to various end users in music publishing), on marketing and promotion (including both how we allocate our marketing and promotion resources as well as how much we spend on a dollar basis) and on artist signings. We believe we currently compete favorably in these areas.

Our recorded music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. Due to the growth in piracy, we are forced to compete with illegal channels such as unauthorized, online, peer-to-peer file-sharing and CD-R activity. See “Recorded Music Industry – Piracy.” Additionally, we compete, to a lesser extent, with alternative forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet, computers and videogames for disposable consumer income.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. The recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2008, the four largest major record companies were Universal, Sony Music Entertainment (“Sony”), EMI Music (“EMI”) and WMG, which collectively accounted for approximately 74% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 26%, including independent music companies. Universal was the market leader with a 29% worldwide market share in 2008, followed by Sony with a 21% share. WMG and EMI held a 15% and 10% share of worldwide recorded music sales, respectively. While market shares change moderately year-to-year, market shares have not historically changed significantly from year-to-year.

The music publishing business is also highly competitive. The top four music publishers collectively account for approximately 68% of the market. Based on Music & Copyright’s most recent estimates in May 2009, Universal Music Publishing Group, having acquired BMG Music Publishing Group in 2007, was the market leader in music publishing in 2008, holding a 23% global share. EMI Music Publishing was the second largest music publisher with an 18% share, followed by WMG (Warner/Chappell) at 15% and Sony/ATV Music Publishing LLC (“Sony/ATV”) at 12%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or specially commissioned works) after January 1, 1978 lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for musical compositions and sound recordings that are not “works made for hire” lasts for the life of the author plus 70 years for works created on or after January 1, 1978. U.S. works created prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to federal copyright protection but are protected by common law rights or state statutes, where applicable. The term of copyright in the European Union (“E.U.”) for musical compositions in all member states lasts for the life of the author plus 70 years. In the E.U., the term of copyright for sound recordings currently lasts for 50 years from the date of release. We are largely dependent on legislation in each territory to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all territories where we operate, our products receive some degree of copyright protection, although the period of protection varies widely. In a number of developing countries, the protection of copyright remains inadequate. The U.S. enacted the Digital Millennium Copyright Act of 1998, creating a powerful framework for the protection of copyrights covering musical compositions and recordings in the digital world. The potential growth of new delivery technologies, such as digital broadcasting, the Internet and entertainment-on-demand has focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations such as the World Intellectual Property Organization (“WIPO”).

In December 1996, two global copyright treaties, the WIPO Copyright Treaty and the WIPO Performances and Phonograms Treaty, were signed, securing the basic legal framework for the international music industry to trade and invest in online music businesses. The WIPO treaties were ratified by the requisite number of countries, including the U.S. The E.U. has implemented these treaties through the European Copyright Directive, which was adopted by the E.U. in 2001. Legislation implementing the European Copyright Directive in each of the member states is underway. The European Copyright Directive harmonizes copyright laws across Europe and extends substantial protection for copyrighted works online. The E.U. has also put forward legislation aimed at assuring cross border coordination of the enforcement of laws related to counterfeit goods, including musical recordings.

International Distribution

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany and France) accounted for 74% of the related sales in the recorded music market in calendar year 2008. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 31% of total calendar year 2008 recorded music sales on a retail basis. In addition, the U.S. and Japan are largely local music markets, with 93% and 80% of their calendar year 2008 physical music sales consisting of domestic repertoire, respectively. In contrast, the U.K., Germany and France have a higher percentage of international sales, with domestic repertoire constituting only 36%, 52% and 57% of these markets, respectively. There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers.

Physical Sales vs. On-Line Sales

According to RIAA, record stores’ share of U.S. music sales has declined from 45% in calendar year 1999 to 30% in calendar year 2008. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 28% of music sales in calendar year 2008. In terms of genre, rock remains the most popular style of music, representing 32% of 2008 U.S. unit sales, although genres such as rap/hip-hop, R&B, country and Latin music are also popular.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 10%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2008, the physical business experienced a 28% year-over-year decline on a value basis. Notwithstanding these factors, we believe that music industry results could improve based on the continued mobilization of the industry as a whole against piracy and the development of legitimate digital distribution channels.

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high- quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as BitTorrent, Frostwire, and Limewire (“illegal downloading”).  Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”).  IFPI estimates that 40 billion songs were illegally downloaded in 2008.

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than two decades. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. The International Intellectual Property Alliance (IIPA) estimates that trade losses due to physical piracy of records and music in 47 key countries/territories around the world with copyright protection and/or enforcement deficiencies totalled $2 billion in 2008. The IIPA also believes that piracy of records and music is most prevalent in territories such as, Indonesia, Lebanon, Mexico, and the People’s Republic of China, Peru, the Philippines and Vietnam, where privacy levels are in excess of 70%.

In 2003, the industry launched an intensive campaign to limit piracy that focused on four key initiatives:

• Technological: The technological measures against piracy are geared towards degrading the illegal file- sharing process and tracking providers and consumers of pirated music. These measures include spoofing, watermarking, copy protection, the use of automated webcrawlers and access restrictions.

• Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. Data collected by RIAA in the first quarter of 2009 reflect that over 40% of the U.S. music-consuming population age 13 and older are aware of the recording industry’s efforts to educate consumers about obtaining music legally, and of those, about three-fourths (72%) believe that these efforts have been effective in helping them understand what is permissible in terms of obtaining music. The data also show that only a small minority of the U.S. music-consuming population age 13 and older currently believes that there is legal justification for engaging in file- sharing activities—one-third or less say that it is legal to make their music collections available for others to download or copy and/or to download or copy music from someone else’s collection.

• Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against file-sharing services in Australia. U.S. lawsuits have largely targeted individuals who illegally share large quantities of music content. A number of court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the lawful uses of the device.

• Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and subscription music services began to be established between early 2002 and April 2003 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download, subscription, and ad-supported music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in their “Digital Music Report 2008” publication, there are more than 500 legal online music sites providing alternatives to illegal file-sharing in markets around the world. The mobile music business has also grown rapidly, with mobile music revenues rising to nearly $1.6 billion in trade value in 2008, according to IFPI data. While revenues from ringtones initially drove the mobile music business, new mobile phones equipped with new capabilities are increasingly offering the capability for full-track downloads and streaming audio and video. These categories are accounting for a greater share of mobile music revenues while further expanding legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy. We believe these actions have had a positive effect. A survey conducted by The NPD Group, a market research firm, in December 2007 showed that 27% of U.S. Internet users aged 13 or older who downloaded music from a file-sharing service at any point in the past two years stopped or decreased their usage of such file- sharing services in the year covered by the survey. Internationally, several recent governmental initiatives should also be helpful to the music industry. France recently enacted “graduated response” legislation pursuant to which repeat copyright infringers could have their Internet connections revoked and be subject to criminal penalties. South Korea and Taiwan have also passed graduated response laws. In addition, the U.K. has confirmed its intention to introduce the Digital Economy Bill pursuant to which the proposed legislation would require ISPs to send notifications to infringing subscribers. They may also utilize technical measures to deal with repeat infringers (including suspension of subscriber accounts), and maintain identifying information on serious repeat infringers and hand it over to the rights holders, if required for commencing court proceedings. In April 2009, Sweden implemented the Intellectual Property Rights Enforcement Directive, which was intended to ensure, among other things, the ability to effectively enforce copyright and other civil remedies. There is evidence to suggest that this is having a positive effect in reducing unlawful file sharing on the Internet in Sweden.

We believe these actions, as well as other actions also currently being taken in many countries around the world, represent a positive trend internationally and a recognition by governments around the world that urgent action is required to reduce online piracy and in particular unlawful file sharing because of the harm caused to the creative industries. While these government actions have not come without some controversy abroad, we continue to lobby for legislative change through music industry bodies and trade associations in jurisdictions where enforcement of copyright in the context of online piracy remains problematic due to existing local laws or prior court decisions. In the U.S., the legislature recently passed the PRO-IP Act of 2008, a law that protects copyrights both domestically and internationally. Echoing similar efforts across Europe and Australia, the PRO-IP Act toughens U.S. criminal laws against piracy and counterfeiting, and adds accountability in the law’s implementation. In addition, the Higher Education Act, which sets out provisions designed to ameliorate the peer-to-peer problem on college campuses was also recently enacted. The Act requires colleges to consistently disseminate information to better educate students about the policies, disciplinary actions, risks and penalties of peer-to-peer activities. Furthermore, for educational institutions to have continuing eligibility to federally funded assistance programs, they have to develop plans to effectively combat unauthorized content distribution on campus. We believe all of these actions further the efforts of the music industry to reduce the level of illegal file-sharing on the Internet.

ITEM 1A. RISK FACTORS.

RISK FACTORS

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Executive Offices

The Company maintains executive offices in West Hollywood, California, of approximately 1360 sq.ft. at $3.5 per rentable sq.ft  per month, plus utility services.

Production/Post Production Facility

The Company’s subsidiary, Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) leases the real property located at 807 Esplanade Avenue, New Orleans, Louisiana of approximately 10,617  sq. ft. and uses this property as a production and post-production facility as described above in Item 1 – Business – Production. SAFELA pays rent of approximately $9,166 per month to SAPLA to cover direct out of pocket costs.

ITEM 3. LEGAL PROCEEDINGS

Litigation

Fireworks Litigation

The Company obtained summary judgment on February 10, 2011 in an action in Ontario Superior Court, Canada, against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of five motion pictures Rules of Engagement, An American Rhapsody, Who Is Cletis Tout, Onegin, and The Believer, (the “Copyrights”). CineVisions v. Fireworks International, No. 03-CV-247553 CM2.   The Company has filed on September 7, 2011, an action in the High Court of England and Wales on September 7, 2011 against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. Seven Arts Filmed Entertainment v. Content Media Corp. No. HC11CO3046.  The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content.  The Company’s motion for summary judgment against Content in the United Kingdom was denied demurred on March 18, 2013, but the dismissal did not consider the merits of the Company’s claims, only that Content was not bound by the Canadian judgment.  The Company has also filed on May 27, 2011 an action in United States District Court in Los Angeles, California against Paramount Pictures for infringement of the Copyrights.  Seven Arts Filmed Entertainment v. Paramount Pictures Corp. No. CV 11-04603. This action was dismissed on October 3, 2012 by the District Court based on a claimed application of the statute of limitation and we have appealed to the Ninth Circuit No, 11-56759, the argument on which was heard on August 28, 2013.

Jonesfilm

Seven Arts Pictures plc (“PLC”), the Company’s listing predecessor, its then-subsidiary Seven Arts Filmed Entertainment Limited (“SAFE”) and Seven Arts Pictures Inc. (“SAP”), were the subject of an arbitration award of attorney fees totaling approximately $ 246,000, with interest and charges, both of which were reduced to judgment in favor of Jonesfilm (“JF ”) in a judgment dated June 19, 2007 entered by United States District Court in Los Angeles, California (“Judgment”). This amount is included in Accrued Liabilities on the accompanying financial statements. JF asserts that the Company is liable as the “successor in interest” to PLC, which the Company denies. JF has sought to enforce the Judgment against SAFE, Mr. Hoffman and SAP in proceedings filed on July 28, 2009 in United States District Court in New Orleans, Louisiana, in Case Nos. 09-4814/4815. Thereafter, Jonesfilm filed claims purportedly against the separate property of Mr. Hoffman’s wife in Case Nos. 11-1994 and 12-0535. Mrs. Hoffman filed action against Jonesfilm to seek relief (from Jonesfilm’s actions against her and her separate property). All proceedings are still pending. Mr. Hoffman and SAFE have appealed to the Fifth Circuit (No. 11-311 24) an order of garnishment against Leeway and penalties and legal fees awarded in connection with that order of garnishment, which appeal was denied. The Company does not believe it owes any amounts over the amount already accrued above.

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

Arrowhead filed an action on September 22, 2010 in New York Supreme Court, New York, New York, Arrowhead Target Fund v. Hoffman No. 657481/2010, which seeks recovery from the Company of the monies which the Company has retained under its interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead makes substantial additional claims against the Company, Mr. Hoffman and SAP Inc. regarding claimed breaches of the terms of the operative agreements, including failure to properly account, failure to turn over materials, failure to remit monies collected, and similar matters. The claims against the Company for these breaches of warranties for damages are $8,300,000 although Arrowhead states no basis for this amount.

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

Arrowhead has purported to amend its claim against the Company and the other defendants. The Company has moved for dismissal of these claims on the same grounds. A former counsel for SAFE and Mr. Hoffman failed to appear at a hearing and the Court orally entered default against SAFE and Mr. Hoffman on October 7, 2013, both of whom will move to vacate the order for the motion to dismiss based on lack of personal jurisdiction on the merits The Company continues to believe that Arrowhead’s claims against the Company are without substantial merit and will vigorously defend. The Company has accrued $744,000 as a loss contingency on this matter.

Arrowhead Capital Partners – ACG Loan

PLC, SAP and SAFE, and several special purpose companies formed by SAP were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in Note 13 under “Production Loans”. Arrowhead Capital Finance v. Seven Arts Pictures, No. 601199/10.  The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan.   ACG and the Company filed our motion for summary judgment which resulted in summary judgment in favor of ACG against SAFE, SAP and the special purpose companies.  That summary judgment is on appeal to the New York Court of Appeals.  As of June 30, 2013, and the date of this filing, there has been no decision in the appeal.  The Company plans to vigorously defend this matter and cannot yet determine the probability of the outcome.  The Company has not accrued a loss contingency on this matter and it is not a defendant in this action.  Any claim against SAFE will be subject to the customary liquidation proceedings of SAFE under the law of the United Kingdom.

Investigation into Claim for Tax Credits (SAPLA)/ Possible Litigation Re: Tax Credits

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

SAPLA, controlled by Mr. Hoffman’s wife, filed legal action in the 19th District Court in Baton Rouge, Louisiana in August, 2013 to require the Louisiana Department of Economic Development and State Historic Preservation Office to certify the tax credits due SAPL A, the proceeds of which have been assigned to the Company.

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

On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California in Los Angeles, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Parallel Media v. Seven Arts Entertainment, No. SC114182. A request for a preliminary injunction was denied by the Superior Court.   Parallel was permitted to pursue a claim in the Los Angeles Superior Court for alleging that the Asset Transfer Agreement dated July 1, 2011 between PLC and the Company (“ATA”) was not for fair consideration.  Parallel’s motion for summary judgment has been denied. The Company believes that a favorable decision by the liquidator as discussed above will resolve this action in the Company’s favor. The Company has not accrued for a loss contingency in this matter. The potential loss to the Company could be between $million and $1.75 million.

The liquidator has been advised in a letter from its counsel dated October 10, 2013, that the Company may be obligated to reimburse the liquidator for additional shares of the Company’s common stock by reason of the reduction in the value of the Company’s common stock issued to PLC pursuant to the ATA, from July 1, 2010 to August 31, 2011. The Company had previously offered to the liquidator to make such an adjustment in the consideration paid pursuant to the ATA. The Company intends to negotiate an amicable resolution of this issue with the liquidator which counsel believes should resolve any claims by Parallel.

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

The NASDAQ Capital Market

From February of 2009 through September 14, 2012, our common stock was listed on The NASDAQ Capital Market; thereafter, it has been quoted on the OTC Bulletin Board and the OTC Market Group Inc.’s OTCQB tier, in each case under the symbol “SAPX”.

The following tables set out the high, low and closing sales prices on the OTC Bulletin Board/OTC Market Group Inc.’s OTCQB tier and on The NASDAQ Capital Market for the periods indicated in the table.

The NASDAQ Capital Market and OTC Bulletin Board prior to September 14, 2012 and OTC Markets Group Inc. from September 14, 2012 until present.

	Bid
	High	Low	Price at Period End
Year ended June 30, 2013
First Quarter OTC	$1.61	1.20	0.24
Second Quarter OTC	0.07	0.04	0.04
Third Quarter OTC	.40	.31	.34
Fourth Quarter OTC	.03	.00	.00

Year ended June 30, 2012:	$2.59	$0.03	0.04
First Quarter NASDAQ	2.59	0.25	0.35
Second Quarter NASDAQ	0.68	0.32	0.34
Third Quarter NASDAQ	0.32	0.15	0.17
Fourth Quarter NASDAQ	0.13	0.03	0.04

Year ended June 30, 2011:	$5.35	1.13	1.19
First Quarter NASDAQ	4.60	4.45	4.60
Second Quarter NASDAQ	5.35	4.36	5.05
Third Quarter NASDAQ	4.00	1.65	1.95
Fourth Quarter NASDAQ	2.82	1.13	1.19

As of June 30, 2013 there were approximately 505 holders of record of our common stock.

DESCRIPTION OF SECURITIES

General

The authorized capital of Seven Arts consists of 250,000,000 shares, consisting of 249,000,000 shares of common stock, 125,125 shares of Series A Cumulative Convertible Preferred Stock, 200,000 shares of Series B Cumulative Convertible Preferred Stock, and the balance as undesignated shares.

As of the date of this annual report, there were 46,323,297 shares of common stock, 125,125 shares of Series A convertible preferred stock, and 43,850 shares of Series B convertible preferred stock issued and outstanding.

Description of Common Stock

The following is a description of our common stock, including their material terms and provisions and as such terms and provisions are applied to our Articles of Incorporation, as amended.

All of our shares of common stock are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of shares of common stock are entitled to one vote for each share held of record on all matters to be acted upon by the stockholders. Holders of shares of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available therefor.

Upon our liquidation, dissolution or winding up, holders of shares of common stock are entitled to receive pro rata our assets, if any, remaining after payments of all debts and liabilities and the satisfaction of preferred stockholders, if any. No shares have been issued subject to call or assessment. There are no pre-emptive or conversion rights and no provisions for redemption or purchase for cancellation, surrender, or sinking or purchase funds.

There are no limitations upon the rights to own securities.

There are no provisions that would have the effect of delaying, deferring, or preventing a change in control of our company.

Description of Warrants

Each Warrant to be issued to shareholders of record on August 31, 2012 (1 warrant for each 10 shares of pre-split Common Stock) will be distributed on the effectiveness of this Prospectus and may be exercised by holder when distributed to that holder in writing on the effectiveness of this Prospectus.  Upon exercise the holder may acquire one share of Common Stock at a price to be determined at the time the related Form S-1 is deemed effective .  The Warrants will expire on December 31, 2014. Fractional shares shall not be issued and any fractional shares shall be rounded up or down to the nearest number of shares.

Description of Series A Cumulative Convertible, $10.00 Stated Value, Preferred Stock (“Series A”)

The following is a description of our Series A stock, including their material terms and provisions and as such terms and provisions are applied to our Articles, as amended.

The number of shares constituting the Series A stock is 125,125 shares.

The holders of Series A stock have the following voting rights:

a)	The holders and the holders of common stock shall vote together and not as separate classes
b)	There shall be no series voting

c)	The consent of holders of at least a majority of Series A stock voting separately as a separate class is necessary to:

a.	Amend, alter or repeal any provisions of the Articles, including the Certificate of Rights and Preferences, or Bylaws of the Company so as to change any of the voting powers, designations, preferences, limitations, restrictions and relative rights of the Holders

b.	Authorize or issue or sell or obligate itself to authorize, issue or sell, any shares or senior securities or parity securities

c.	Permit any subsidiary of the Company to issue or sell, or obligate itself to issue or sell, except to the Company or any wholly owned subsidiary, any security of such subsidiaries

d.	Increase or decrease (other than on conversion pursuant to the Certificate) the total number of authorized shares of Common Stock or amend any provisions of any Common Stock so as to make such common stock redeemable by the Company

e.	Enter into any transaction ,including any employment, ,compensatory, production, distribution, licensing, financing, acquisition, disposition or other transaction, between the Company or any of its subsidiaries, on the one hand and any director ,officer or affiliate of the Company or any of its subsidiaries or their respective affiliates or family members on the other hand or

f.	Enter into or amend any agreement or understanding with respect to any of the foregoing

d)	Except for the above, the holders of the Series A stock shall be entitled to vote on all matters submitted for a vote to the holders of common stock as if they held a number of shares of common stock equal to the Conversion Stock Amount of common stock. Holders of Series A stock shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Corporation.

Shares of Series A stock are convertible at the option of the holder thereof at any time, from time to time, in whole or in part. These shares shall have the following conversion rights:

Tranche 1	$455,000	$0.15
Tranche 2	$455,000	$0.15
Tranche 3	$341,250	$0.15
	$1,251,250

Description of Series B Cumulative Convertible, $100.00 Stated Value, Preferred Stock (“Series B”)

The following is a description of our Series B stock, including their material terms and provisions and as such terms and provisions are applied to our Articles, as amended.

The number of shares constituting the Series B stock is 200,000.

Shares of Series B stock are convertible into shares of common stock at $1.10 per share at the option of the holder thereof at any time, from time to time, in whole or in part on or after September 30, 2012.

The holders shall have the following voting rights with respect to the Series B stock:

(A) Voting By All Classes. Except as otherwise expressly provided herein or as required by law, the holders of Series B stock and the holders of common stock shall vote together and not as separate classes.

(B) No Series Voting. Other than as provided herein or required by law, there shall be no series voting.

(C) Series B Class Voting Rights. Each share of Series B stock shall entitle the holder thereof to the voting rights specified in (D), (E) and (F), below, and no other voting rights except as required by law.

(D) Voting For Directors. The Board of Directors shall consist of nine members. So long as there remains outstanding and are not converted or redeemed at least one hundred thousand (100,000) shares of Series B stock, the holders of Series B stock, voting separately as a single class with one vote per share, in person or by proxy, shall be entitled to elect two members of the Company’s Board of Directors at each meeting or pursuant to each consent of the Company’s stockholders for the election of directors, one of whom shall be “independent” as defined by the regulations of the Company’s principal listing exchange. Any additional members of the Company’s Board of Directors shall be elected by the holders of common stock and Series B stock (on an as-if-converted basis), voting together as a single class. If a vacancy on the Board of Directors is to be filled by the Board of Directors, only directors elected by the same class, classes or series of stockholders as those who would be entitled to vote to fill such vacancy shall vote to fill such vacancy. Directors may only be removed by the vote or consent of the class, classes or series of stock entitled to fill the vacancy created by such removal.

(E) Voting For Changes In Series B Preferred Stock. The consent of holders of at least a majority of the Series B stock, voting separately as a single class with 100 votes per share, in person or by proxy, either in writing without a meeting or at an annual or a special meeting of holders called for the purpose, shall be necessary to:

(i) amend, alter or repeal, by way of merger or otherwise, any of the provisions of the Articles, including the Certificate of Rights and Preferences, or Bylaws of the Company so as to change any of the rights, preferences or privileges of the holders. Without limiting the generality of the preceding sentence, such change includes any action that would:

A. make dividends non-cumulative, or defer the date from which dividends will accrue, or cancel accrued and unpaid dividends, or change the relative seniority rights of holders of Series B stock as to the payment of dividends in relation to the holders of any other capital stock of the Company

B. reduce the amount payable to holders of the Series B stock upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company, or change the relative seniority of the liquidation preferences of holders of the Series B stock or the rights upon liquidation of the holders of any other capital stock of the Company; or

C. make the Series B stock redeemable at the option of the Company.

(ii) issue or sell or obligate itself to issue or sell any shares of Series B stock; or

(iii) enter into or amend any agreement or understanding with respect to any of the foregoing.

(F) Right To Vote With Common Stock. Except as to matters with respect to which holders of the Series B stock are entitled to vote separately as a class pursuant to this Section 5, the holders of the Series B stock shall be entitled to vote on all matters submitted for a vote to the holders of common stock as if they held a number of shares of common stock equal to the Conversion Stock Amount in common shares. Holders of Series B stock shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company. Fractional votes shall not be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Series B stock held by each holder could be converted) shall be disregarded.

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

Recent Issuances of Unregistered Securities

In our fiscal year ended June 30, 2012, we issued an aggregate of 1,702,141 common shares, comprised of the following.  All shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, except where noted with an *,are unregistered for which shares were issued under Regulation D of Section 506 of the Securities Exchange Act of 1934 :

First quarter issuances:

92,805 shares were issued in satisfaction of $3,188,028 of outstanding loans payable and accrued interest, consisting of $225,000 of convertible notes payable and $2,963,028 of film and production loans. The conversions were done at contractual share prices ranging from $14.00 to $140.00 per share.

Second quarter issuances:

c)	66,272 shares were issued in satisfaction of $612,336 of convertible debt at an average conversion price of $9.10 per share.

d)	40,734 shares were issued on the conversion of two convertible notes totaling $427,706 at an average conversion price of $10.50/ share.

e)	49,863 shares were issued in satisfaction of $906,000 of corporate loans at an average conversion price of $18.20 per share.

f)	5,714 shares were issued for cash to two third-party investors for aggregate consideration of $400,000 at $70.00 per share

Third quarter issuances:

g)	96,425 shares were issued in satisfaction of $943,580 converted film debt at an average conversion price of approximately $9.80 per share.

h)	65,237 shares were issued in satisfaction of $929,596 of indebtedness at an average conversion price of $14.00 per share.

i)	49,889 shares were issued on conversion of certain promissory notes aggregating $516,568 at an average conversion price of $10.50 per share.

j)	43,928 shares were issued to a third party in satisfaction of $698,736 of film loans at an average conversion price of $16.10 per share.

m)	17,143 shares were issued for cash to a third-party investor for approximately $8,600, or at $0.50 per share.

Fourth quarter issuances:

n)	111,143 shares were issued to a third party in partial payment of $430,000 of debt at an average conversion price of $3.87 per share.

o)	174,240 shares were issued to a third party in satisfaction of $980,000 of debt at an average conversion price of $5.62 per share.*

p)	160,556 shares were issued to a third party in satisfaction of $725,000 of debt at an average conversion price of $4.52 per share.

q)	40,118 shares were issued to a third party in satisfaction of a $100,000 film tax-credit loan at an average conversion price of $2.49 per share.

r)	16,071 shares were issued to a third party for approximately $100,000, or at $6.22 per share.

s)	156,158 shares were issued to a third party in satisfaction of $494,152 of loans at an average conversion price of $3.16 per share*.

t)	357,143 shares were issued to Peter Hoffman in satisfaction of $877,824 of our indebtedness to him at $2.46 per share. *

u)	55,006 shares were issued in connection with $200,000 of construction fees related to 807 Esplanade, or at $3.64 per share.

In our fiscal year ended June 30, 2013, we issued an aggregate of xxxxx common shares, comprised of the following.  All shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, except where noted with an *, are unregistered for which shares were issued under Regulation D of Section 506 of the Securities Exchange Act of 1934 :

First quarter issuances:

v)	1,316,099 shares were issued to third parties in satisfaction of an aggregate of $ 779,874 of film debt at an average conversion price of $0.59 share.

w)	482,697 shares were issued to third parties in satisfaction of an aggregate of $586,114 of various convertible loans at an average conversion price of $1.21 share.

x)	379,580 shares were issued to third parties in satisfaction of an aggregate of $591,231 of expense debt at an average conversion price of $1.56 per share.

y)	80,586 shares were issued to in connection with $150,000 of indebtedness related to 807 Esplanade, or at $1.86 per share.

z)	161,429 shares were issued to third parties in satisfaction of an aggregate of $339,000 of fee debt at an average price of $2.10 per share.

aa)	8,571 shares were issued to a third party for the purchase price of $300,000, or $35 per share.*

Second quarter issuances:

ab)	9,188,857 shares were issued to third parties in satisfaction of an aggregate of $431,934 of film debt at a conversion price of $0.05 per share.

ac)	3,454,545 shares were issued upon conversion of 38,000 Series B preferred shares.

ad)	7,000,000 shares were issued to our CEO, in satisfaction of $1,190,000 of our indebtedness to him at $0.17 per share*.

af)	1,772,812 shares were issued in connection with $42,723 of indebtedness related to 807 Esplanade, or at $0.02 per share

ag)	3,028,206 shares were issued to third parties in satisfaction of an aggregate of $133,537 of various convertible loans at an average conversion price of $0.04 share.

ah)	1,703,772 shares were issued to a third parties in satisfaction of an aggregate of $107,350 of expense debt at an average conversion price of $0.06 per share.

 Third quarter issuances:

2,450,293	common shares were issued in satisfaction of film and production debt totaling $844,707 converted at an average conversion price of $0.34 per share.
612,350	common shares were issued in satisfaction of various expenses totaling $173,075 converted at an average conversion price of $0.28 per share.
20,000	common shares were issued at $0.25 per share upon conversion of $5,000 in partial settlement of a music contract
324,292	shares were issued as collateral in settlement of an outstanding judgment related to Nine Miles Down UK Ltd at $0.85 per share in satisfaction of a debt of $275,246

Fourth quarter issuances:

30,024,844	common shares were issued upon conversion of convertible debt totaling $ 427,230, converted at an average conversion price of $0.01 per share.
8,155,790	common shares were issued in satisfaction of various expenses totaling $ 77,619 converted at an average conversion price of $0.01 per share.

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

We are an independent motion picture production company engaged in developing, financing, producing and licensing theatrical motion pictures with budgets in the range of $2 million to $15 million for exhibition in domestic (i.e. the United States and Canada) and foreign theatrical markets and for subsequent post-theatrical worldwide release in other forms of media, including DVD, home video, pay-per-view, and free television. Our pictures have in the last few years received only a limited theatrical release (50-300 theaters in the United States), or may even be released directly to post-theatrical markets, primarily DVD. Our pictures that receive limited theatrical release or post-theatrical release typically benefit from lower prints and advertising (“P & A”) cost and, in turn, improved gross profit margins.

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

We also are now in the business of producing and distributing recorded music and, as of July 1 2012, our post-production facility at 807 Esplanade in New Orleans commenced operations.

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

We create a separate finance plan for each motion picture we produce. Accordingly, the sources of the funds for production of each motion picture vary according to each finance plan. We utilize financing based on state and foreign country tax credits (e.g., Louisiana, United Kingdom and Hungary) and direct subsidies, “mezzanine” or “gap” funds, which are senior to our equity, and senior secured financing with commercial banks or private lenders, together in certain cases with a limited investment from us, which is customarily less than 10% of the production budget. Since each finance plan is unique to each motion picture, we cannot generalize as to the amount we will utilize any of these sources of funds for a particular motion picture. We generally obtain some advances or guarantees prior to commitment to production of a motion picture project, but those amounts may not be substantial on smaller budgeted motion picture (e.g., under $10,000,000), and in certain cases we have committed to production with an insubstantial amount of advances and guarantees. Unless we can manage the risks of production through the use of these financing techniques, we will not likely commit to production of larger budget motion pictures (e.g., over $15,000,000), and we have never in the past committed to such productions, without substantial advances or guarantees from third-party distributors, or the equivalent in “non-recourse” financings.

Music Company

Seven Arts Music Inc. (“SAM”) became a wholly owned subsidiary of the Company on February 23, 2012, although start -up costs had been incurred as early as September 2011. The delivery of the first of the DMX albums acquired from David Michery was released on September 11, 2012 and initial costs in creating the first album for Bone Thugs-N-Harmony are being incurred for delivery in February, 2013. Several other new artists are being considered by SAM.  The agreements under which SAM acquired its music assets were effective as of September 29, 2011 (Big Jake Music) and December 19, 2011 (Michery Assets) publicly announced and business activities commenced on those dates, but definitive agreements were not executed until February 23, 2012.

Post-Production Facility

As of June 30, 2012, SAFELA was transferred to the Company. SAFELA, which is 60% owned by the Company, has a 30 year lease to run a production and post-production facility at 807 Esplanade Avenue in New Orleans. The facility commenced operations on July 1, 2012.

Company Outlook

The principal factors that affected our results of operations have been:

1.	the number of motion pictures and recorded music delivered in a fiscal period,
2.	the distribution rights of motion pictures and recorded music produced by others acquired in a fiscal period,
3.	the choice of motion pictures and recorded music produced or acquired by us,
4.	management’s and talents’ execution of the screenplay and production plan for each picture and recorded music the distribution and market reactions to the motion pictures and recorded music once completed,

5.	management’s ability to obtain financing and to re-negotiate financing on beneficial terms,
6.	the performance of our third-party distributors and
7.	our ability to take advantage of tax-incentivized financing.

These factors will continue to be, in our opinion, the principal factors affecting future results of operation and our future financial condition. No particular factor has had a primary or principal effect on our operations and financial condition in the periods discussed below.

Our revenues principally consist of amounts we earned from third-party distributors of our motion pictures and recorded music. We recognize revenue from license fees as and when a motion picture is delivered to the territory to which the license relates if we have a contractual commitment and the term of license has begun or upon receipt of a royalty statement or other reliable information from a distributor of the amounts due to us from distribution of that picture. A motion picture is “delivered” when we have completed all aspects of production and may make playable copies of the motion picture for exhibition in a medium of exhibition such as theatrical, video, or television distribution.

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

RESULTS OF OPERATIONS

for the Year Ended June 30, 2013 Compared To Year Ended June 30, 2012

As noted in the accompanying financial statements in Note 15, the Company has restated the years ended June 30, 2012 and 2011, to correct certain errors. The errors included reclassifications of certain amounts that had previously been categorized as “one time change in estimate” to properly be included in cost of revenues, timing differences between years, and corrections in the application of GAAP on certain complex transactions. Please see the detailed discussion and schedule in Note 16. All restated amounts are reflected in the discussion of Results of Operations below.

Revenue

Our total revenues decreased from $4,058,006(Restated) for the fiscal year ended June 30, 2012 to $1,522,808 in the fiscal year ended June 30, 2013. Film revenues were basically the same in each year and the Music revenue of $574,434, as well as the $106,417 in Post Production revenue, is new to the Company in 2013. However, the 2012 revenue figure included net fee income of $3,235,000(Restated) earned from SAPLA related to the post-production facility located at 807 Esplanade in New Orleans, Louisiana. The Fee Income from related party in 2012 represented services provided in connection with direction of the rehabilitation of the post production facility as well as consulting in process of obtaining certain Federal and State tax credits. See Note 4 in the accompanying financial statements for a more detailed discussion of the revenue earned.

Revenues derived from the licensing and distribution of motion pictures increased marginally from $823,006 in the previous fiscal year to $841,956 in this fiscal year. The majority of 2013 revenue consisted of the US and Brazilian release of “Nine Miles Down” and “Drunkboat” and a spread of film royalties relating to our film library and $183,000 from settlement of litigation with MGM over “Deal” and Sony with “Johnny Mnemonic”.

The majority of 2012 sales included international sales royalties from movies such as “The Pool Boys,”, “Deal,” “Autopsy,”, “Nine Miles Down” and “Night of the Demons.”

In the 2013 year the music division recorded gross revenues of $1,027,645, reduced by a provision for returns of $470,811, from the release of the first DMX album.

Costs of Revenue

Costs of revenue decreased from $14,389,888 (Restated) in the fiscal year ended June 30 2012 to $12,421,711 in the fiscal year ended June 30, 2013. Costs of Revenues in both years consist predominately of amortization and impairment of film and music costs .

The amortization charge represents the amortization of the film assets calculated as the portion of the current year revenue compared to management’s estimate of the ultimate future revenue from the films. The amortization of unamortized Film costs in 2013 related to revenue recognized on the films, “Nine Miles Down”and “Deal”. For 2012 the amortization related to revenue recognized on the films “Pool Boys”,”Nine Miles Down” and “Night of the Demons”.

In accordance with our policies, management reviewed the future ultimates on the films in release or production, and adjusted them for actual sales and feedback and orders from the various film markets the Company attends. These adjusted ultimate estimations are then used in determining if any impairments are necessary to recognize. This evaluation resulted in Impairment costs recognized of $2,054,171 in fiscal year 2013 made and $6,459,298 (restated) in fiscal year 2012.

A write down of $2,837,545 was taken against development costs in fiscal year 2013 upon review of the capitalized development costs, in accordance with ASC 926 and our accounting policy, to ensure all “abandoned” costs which management has determined no longer apply to viable development projects.

Consequently, the Group recorded a gross loss of $10,898,903 in the year-ended June 30, 2013 compared to a gross loss of $10,331,882 (Restated) in the year-ended June 30, 2012

General &Administrative expenses

General and administrative expenses increased to $7,289,919, in the fiscal year ended June 30 2013 from $2,558,620 in the previous year.

$3,582,919 of the G&A expenses in 2013 is bad debt expense, which includes a $1,180,000 reserve recognized for the Fee Income receivables due from related party, due to some delays in SAPLA receiving their State tax credit (please see more detailed discussion in Note 4 in accompanying financial statements), and $1,868,547 determined to no longer be collectible due from SAP, Inc., a related party, due to its’ current parent company, PLC, being in liquidation.

In 2013, the full operation of the music division has added $356,061 to the general and administration expenses and the new post production operation has increased these costs by $197,430, plus building improvement amortization of $164,526.

•	Legal and professional costs were increased substantially in the current year to $1,504,763 from $879,503 in the prior year. This consists of increased attorney fees related to our ongoing and new litigation discussed in detail previously in the Litigation section. Additional legal fees were also incurred in connection with increased volume of conversions and share activity requiring legal opinions.
•	There has been an accrual of $350,000 for a judgment for the Company to pay legal fees on JonesFilm (see Litigation section above)
•	Rent and office costs increased by almost $190,000 in the year due to the music division and the post production facility. Management have taken action and closed down the UK office and merged the music division into the original US office to bring overhead back in line
•	Wages and salaries have reduced by approximately $182,000 during the year as the London office was closed and the US office was downsized plus the music team were reduced substantially and the few that are left are now consultants not employees which accounts for the increase in consultancy charges year on year (Approximately $102,000).
•	Approximately $528,000 less overhead was capitalized to movies in the 2013 fiscal year than the comparable period in 2012

Net interest expense increased from $2,752,681 to $4,227,472, resulting from increased loan balances and some penalties in negotiating extended terms. The 2013 interest expense also includes amounts related to SAFELA for the mortgage and construction loan not included in 2012..

Other income in 2012 includes forgiveness of debt income previously charged in 2011 in error. See Note 16 on restatement of accounts.

We recorded no tax provision in the fiscal year ended June 30, 2012, because we had no taxable income.

As result of the aforementioned results, we recorded a net loss of $ 22,062,539 in the fiscal year ended June 30, 2013 compared to a net loss of $11,153,463 for the fiscal year ended June 30, 2012.

RESULTS OF OPERATIONS

for the Year Ended June 30, 2012 (Restated) Compared To Year Ended June 30, 2011

Our total revenues increased from $3,328,388 for the fiscal year ended June 30, 2011 to $4,058,006 in the fiscal year ended June 30, 2012. This increase principally relates to the fee income earned from SAPLA related to the production/post-production facility located at 807 Esplanade in New Orleans, Louisiana, offset by reduced film revenue.  The Fee income – related party revenue of $3,235,000 represents services provided in connection with direction of the rehabilitation of the post production facility as well as consulting in process of obtaining certain Federal and State tax credits. See Note 4 in the accompanying financial statements for a more detailed discussion of the revenue earned.

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

Costs of revenue increased from $3,447,996 to $14,389,888(Restated) including certain distribution costs, producers’ costs and other third party payments, and amortization of film costs of $3,996,576 and Film cost impairment of $6,459,248 and Music cost impairment of $3,035,000.  The amortization charge represents the amortization of the film assets calculated as the portion of the current year revenue compared to management’s estimate of the ultimate future revenue from the films. The Impairment is a result of our evaluation of the ultimate future revenue on the films in release or production, and adjusted them for actual sales and feedback and orders from the various film markets the Company attends. These adjusted ultimate estimations are then used in determining if an impairments are necessary to recognize.

Consequently, the Group recorded a gross loss of $10,331,882 in the year-ended June 30, 2012 compared to a gross loss of ($119,608) in the year-ended June 30, 2011

General and administrative expenses increased to $2,251,139, from $1,852,303.  External legal and professional fees were significantly increased by approximately $400,000, as a result of investigations carried out in the year by government authorities, as well as a significant increase in NASDAQ compliance matters.  The acquisition of the music assets has increased general and administrative expense although a substantial proportion of such expenses was capitalized into music assets, with the development of the DMX album and videos.

Management’s reserve for doubtful accounts increased to $307,481 compared to $234,429 due to the continued consolidation in the international film business.

We recorded $4,458,621(Restated) in other income for the fiscal year ended June 30, 2012 reflecting forgiveness of debt mainly from a Workout Agreement reached with Palm Finance Inc. and Arrowhead Consulting Group.

Net interest expense increased from $758,197 to $2,752,681, reflecting settlement agreements with senior lenders Blue Rider, Cold Fusion and 120db, and accrual of a full year’s interest charge on the Pool Boys, Autopsy and Nine Miles Down production loans.  Interest of these production loans was forgiven in the prior fiscal year ended June 30, 2011.   The Company disputes $957,696 of the interest expense charged to the Pool Boys/Autopsy and Nine Miles Down loans as it has a different interpretation of the contract to that of Palm. Management believes this dispute will be resolved in the near future.

We recorded no tax provision in the fiscal years ended June 30, 2012 and 2011, because we had no taxable income.

As result of the aforementioned results, we recorded a net loss of $11,153,463 in the fiscal year ended June 30, 2012 compared to a net profit of $1,461,554 for the fiscal year ended June 30, 2011.

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

Segment Reporting

The Company now operates in three business segments as a motion picture producer and distributor and as a music label managing the assets acquired from Mr Michery. The Company believes that its businesses should be reported as two business segments.

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

The table below presents the financial information for the two reportable segments for the year ended June 30, 2012.

The tables below present the financial information for the reportable segments for the years ended June 30, 2013 and 2012:

			Year ended June 30, 2013
	Film	Music	Production facility	Total
Revenue	$841,956	$574,434	$106,417	$1,522,807
Cost of Revenue	(7,004,141)	(5,395,410)	(22,160)	(12,421,711)
Gross profit/(loss)	(6,162,185)	(4,820,975)	(84,257)	(10,898,903)
Operating expenses	(6,447,117)	(480,620)	(361,955)	(7,860,492)

Loss from operations	$(12,609,302)	(5,301,595)	(277,698)	(18,188,596)

	Year ended
	June 30, 2012 (Restated)
	Film	Music	Total
Revenue	$4,052,029	$5,977	$4,058,006
Cost of revenue	14,350,858	39,031	14,389,889
Gross profit/(loss)	$(10,364,937)	$(33,054)	$(10,331,883)
Operating expenses	2,467,111)	91,505	2,558,620
Loss from operations	$(12,765,944))	$(124,559)	$(12,890,503)

Assets

	June 30, 2013	June 30, 2012 (Restated)

Film assets	$8,368,686	$14,612,609
Music assets	296,795	4,289,158
Post-production assets	4,102,525	4,551,270

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

Short Term Liquidity

The Company has an accumulated deficit of $38,154,995 and negative working capital of $19,844,307 as of June 30, 2013. Management believes that, based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the release of two albums in the music division in our 2014 fiscal year, as well as expanding business at the post-production facility, we will have sufficient working capital to operate for the next twelve months. Included in the revenue expected in our film division will be the release of a new film, Schism, in March 2014, which will see revenues generated during the next year. In addition, the Company has scaled back on administrative expenses through the closing of our UK office. The Company also will continue to raise capital, or pay off existing debt, through the issuance of convertible debentures.

We currently borrow funds for the financing of each of our motion pictures from several production lenders. There can be no assurances given that the Group will be able to borrow funds to finance our motion pictures in the future

Long Term Liquidity

The long term liquidity needs of the Company, are projected to be met primarily through the cash flow provided by operations, with any additional funds necessary raised by the sale of debt or equity.

Cash Flows

Operating Activities: Net cash used in operating activities in the year ended June 30, 2032 was $2,436,484.   This is mainly attributable to a mixture of cash received on revenue and receivables compared to $1,051,378of cash used in additions to film costs, payment on accounts payable and other operating expenses of the Company. While the accounts payable increased by a net $1,546,377, the overall increase also reflects payments on balances owing, as well as exchanges of existing accounts payable balances to notes payable.

Investing Activities: Net cash used in investing activities in the year ended June 30, 2013 was $306,066 which is attributable to additions to building improvements for the post-production facility.

Financing Activities: Net cash provided by financing activities during the year ended June 30, 2013 was $2,014,644, mainly due to the proceeds from additional debt of $1,872,772 and the issuance of common stock for cash of $300,000.

Capital Resources

As of June 30, 2013, the Company did not have any outstanding capital commitments.    As of the date of this filing the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.

Negative working capital at June 30, 2013 was $19,844,307, versus negative working capital at June 30, 2012 (Restated) of $13,561,333. The change is mainly a decrease in current assets from the year ended June 30, 2012 to June 30, 2013, while current liabilities stayed fairly consistent. The decrease in assets is constituted by:

a)	An approximately $1,190,000 reserve recognized for the Fee Income receivables due from related party , due to some delays in SAPLA receiving their State tax credit (please see more detailed discussion in Note 4 in accompanying financial statements.
b)	Impairments recognized on Film costs in the amount of $2,054,171 and Music Assets in the amount of $4,718,205.
c)	The Film and Music asset balances were also reduced by the standard amortization for the year of $2,452,477.

Working capital is negative due to the fact that all the loans are classified as current, while some of them have longer-term workout agreements.     Additionally, the mortgage and construction loans on 807 Esplanade are current liabilities with corresponding Building improvements being recorded as non-current assets.

The majority of the other loans are convertible to stock so will have little or no cash impact.

Shareholders’ Deficit contributed to Seven Arts Entertainment, Inc. at June 30, 2013 was $6,715,314 which is a decrease of $16,573,154 from the restated June 30, 2012 Shareholders’ equity.    The change was primarily due to the loss in the current year, offset by increases in common stock and the related additional paid in capital.

The Company had approximately $15,632,000 in debt as of June 30, 2013, comprised of Convertible debentures of approximately $4,074,000, Mortgage and construction loans of approximately $3,744,000 and Film and Production loans of approximately $7,814,000. Please refer to Note 9 in the accompanying financial statements to see a detailed list of the indebtedness and expanded disclosures.

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

Accounts Receivable

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $131,062and $171,062 at June 30, 2013 and June 30, 2012, respectively.

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

Fee Income Receivable from Related Party

Revenue in the form of fee income is due to the Company from a related party, SAPLA (owned by the wife of Peter Hoffman, the Company’s former CEO) for developer, advisory and financial services provided by the Company as concerns infrastructure and historic rehabilitation tax credits earned by SAPLA. In accordance with an intercompany agreement between SAE and SAPLA, the cash proceeds from the disposition of the tax credits earned by SAPLA are due to SAE. The Company has recognized the fair value of the services as revenue with any excess received as a capital contribution by the related party.

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

Building Improvements

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA owns, in its capacity, a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility for the Company’s use.   The Company has since assumed the liability for $1,000,000 of these loans plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance. Additionally, a construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade. The Company did not receive any consideration or benefit when they assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as a analogy.  As the guidance on financial guarantees does not address  which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt “Building Improvements related to indebtedness”  The Building Improvements will be amortized in a manner similar to leasehold improvements, over the life of the lease (30 years).

The post production facility commenced operations on July 1, 2012.

Emerging Growth Company Critical Accounting Policy Disclosure:

The JOBS Act contains provisions that relax certain requirements for "emerging growth companies" for which we qualify. For as long as we are an emerging growth company, which may be for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act., unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We currently intend to take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.

Off-Balance Sheet Arrangements

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included in this Form 10-K are the audited financial statements for the Companyfor the years ended June 30, 2013 and 2012.  The financial statements as June 30, 2013,  and 2012  of the Company included in this Form 10-K have been audited by the Hall Group, CPAs, independent registered public accountants, as set forth in their report.

Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and  2012

Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2013

Consolidated Statement of Changes in Stockholders’ Equity for Years Ended June 30, 2013 and  2012 .

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

Notes to the Consolidated Financial Statements for the Years Ended June 30, 2013, and 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting (described below), which has not been fully remediated as of June 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive and Chief Financial Officer have concluded that as of the end of the period covered by this report, we have identified the following material weaknesses of our internal control:

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and financial statement presentation, as well as information not being recognized into the accounting records in a timely manner.

•	The accounting staff, which was located in the UK, was also not proficient in US GAAP as concerns complex accounting transactions, which resulted in restatements of our prior years financial statements.

The Company plans to remediate the material weaknesses by employing sufficient qualified accounting staff knowledgeable in US GAAP. It is believed that if all accounting staff is located in one office in the US there will be better communication and oversight of the accounting functions.

Changes in Internal Control over Financial Reporting

We have made significant changes in our internal control over financial reporting: We have engaged a new CFO who is proficient in US GAAP and SEC reporting. We have closed our London accounting office as of May 31, 2013 and all accounting staff are now located in our West Hollywood headquarters.

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of June 30, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the name and position of each of our directors:

Name	Position	Age	Date First Elected or Appointed	Date of Expiration of Current Term (1)
Hubert Gibbs	Chairman, Director	52	April 9, 2010	June 30, 2015
Peter Hoffman	CEO, Director	63	September 2, 2004	June 30, 2015
Katrin Hoffman	COO, Director	[34]	February 26, 2008	June 30,2015
Anthony Hickox	Director	[44]	October 15, 2007	June 30, 2013
Elaine New (2)	Director	52	January 11, 2007	June 30, 2014

Candace Wernick	CFO	55	July 15, 2013

David Furth	Director	44	October 15, 2012	Next AGM

(1) Directors serve for three years.

(2) Ms. New resigned her position as CFO on July 15, 2013

(3) Ms. Wernick was appointed as CFO on July 15, 2013

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

Peter Hoffman has been our Chief Executive Officer and one of our directors since September 2004 and is also our founder. Mr. Hoffman took over as Chairman on December 31, 2009 following the death of previous chairman Anthony Bryan but resigned that position on election of Hubert Gibbs as Chairman. Under Mr. Hoffman’s direction, we and our predecessors have produced and or distributed over thirty features since our inception including: Johnny Mnemonic, Never Talk To Strangers, 9 ½ Weeks II and Shattered Image. As our CEO, his responsibilities include, among others, the selection and production of motion pictures, strategic planning, business development, operations, financial administration, accounting, and reporting to the Board of Directors. Mr. Hoffman was previously President and CEO of Carolco Pictures. He was directly involved at Carolco in the production of a large slate of independent motion pictures, including Terminator 2, Basic Instinct, Total Recall, and Rambo III. Mr. Hoffman is a graduate of the Yale Law School and has participated as a lawyer and executive in numerous financial and tax-preferred financings for more than twenty-five years.   Mr. Hoffman is the father of Katrin Hoffman, our Chief Operating Officer and our Executive Director.

Katrin Hoffman has been our Chief Operating Officer and a director since February 2008. As our COO, her responsibilities include supervising the production of motion pictures and licensing and delivering our motion pictures to third parties. She began her career at the age of 17 as an intern for Hollywood casting directors, Mary Vernieu and Risa Gramon-Garcia. Ms. Hoffman then worked for film agent Mort Viner at International Creative Management until his retirement when she joined our predecessors in 1998.   She has managed the development, production and delivery of films including The Believer, No Good Deed, Stander, and Asylum. In addition to her production responsibilities, Ms. Hoffman is responsible for international distribution, acquisitions and film financing. Ms. Hoffman is the daughter of Peter Hoffman, our Chief Executive Officer and a Director.

Anthony Hickox has been a director since October 2007. He is a film director, writer and producer. Mr. Hickox wrote and directed his first film, Waxworks at the age of 21. Mr. Hickox was involved in the production of or direction of Sundown, Warlock: Armageddon; Children of the Corn, Turn of the Screw; Carnival of Souls, and Hellraiser 3: Hell on Earth.

Elaine New  has been an executive director since January 2007 and was our Chief Financial Officer from January 2007 until July 31, 2009 and from August 1, 2010 until July 15, 2013and remains an executive director. She is Cambridge University educated and is a Price Waterhouse (London) qualified Chartered Accountant. Ms. New was also in the media industry for the ten years previous to her employment at the Company as Finance Director of Metrodome Group Plc., a UK film distributor.  Ms. New was previously engaged as Financial Controller of Harrods International, helping to establish an airport retailing arm, and as Commercial Director of Outfit, a new division of Sears Womenswear Ltd that she helped to create in the latter part of the 1990s.   Ms. New was on the Executive Committee of The Quoted Companies Alliance for almost three years helping represent small to mid-cap companies listed both on AIM and the main list of The London Stock Exchange.

Candace Wernick, CPA, was in public accounting for 19 years with Stonefield Josephson, Inc., which merged with Marcum LLP. Ms. Wernick was an audit partner for 10 years, specializing in media and entertainment, technology, and manufacturing of both SEC reporting and private companies. Ms. Wernick provided technical research and consulting services in the firm and ended her tenure in the firm’s Assurance Quality Control department. Since October 2011 Ms. Wernick has been providing consulting services to various SEC reporting companies, or companies in the process of becoming reporting companies, regarding US GAAP or SEC Reporting technical issues.  Ms. Wernick has also been providing engagement quality review services and technical support to several audit firms.

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

Compensation

Since February 15, 2009, our compensation policies with respect to our directors and executive officers are established, administered, and the subject of periodic review by our Independent Directors in accordance with the NASDAQ Marketplace Rules. Total compensation accrued and/or paid (directly and/or indirectly) to the Directors and senior management during the fiscal year ended June 30, 2012 was $1,079,386. We have a Compensation Committee, consisting of Mr. Gibbs and Mr. Reardon, both are Independent Directors that review and approve all employee compensation and bonuses.

						Non-Equity
					Stock	Incentive Plan	All Other
Name and Principal		Salary		Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)
Peter Hoffman	2013	500,000	(1)	-	-	-	-	500,000
Chief Executive Officer	2012	500,000		-	-	-	-	500,000
	2011	500,000		-	-	-	-	500,000
Elaine New	2013	219,500	(2)	-	-	-	-	219,500
Chief Financial Officer	2012	240,000		-	-	-	-	240,000
	2011	269,800		-	-	-	-	269,800
Kate Hoffman	2013	135,300	(3)	-	-	-	-	135,300
Chief Operating Officer	2012	79,000		-	-	-	-	79,000
	2011	92,200		-	-	-	-	92,200

(1) Peter Hoffman has taken a leave of absence as of June 19, 2013 without pay as disclosed in our 8-K dated June 20, 2013. Per the employment contract, Mr. Hoffman is entitled to vacation days and has utilized his unused vacation days to cover the absent period from June 19, 2013 to June 30, 2013. During Mr. Hoffman’s absence, our COO, Kate Hoffman will act as an interim CEO.

(2) Elaine New’s salary of $219,500 is 11 months of salary at £150,000 per year and £7,000 per month on the last month of the year translated to USD using average exchange rate of $1.55 per £1.00 for the fiscal year ended June 30, 2013.

(3) Kate Hoffman salary of $135,300 represents salary increase from £50,000 to £100,000 effective October 1, 2012. Ms. Hoffman’s salary of £87,500 is translated using average exchange rate of $1.55 per £1.00 for the fiscal year ended June 30, 2013.

Stock Options

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information on all restricted stock, stock options and SAR awards (if any) held by our named executive officers (“NEOs”) as of June 30, 2013.

						Mkt. Value
		% Of Total				of Securities
	Number of	Options				Underlying
	Options	Granted on	Exercise Price			Options on
Name	Granted	Grant Date	per Share	Grant Date	Expiration Date	Date of Grant
Peter Hoffman	50,000	100%	$0.44	14/10/2011	13/10/2016	$0.44
Elaine New	50,000	100%	$0.44	14/10/2011	13/10/2016	$0.44
Katrin Hoffman	50,000	100%	$0.44	14/10/2011	13/10/2016	$0.44
Robert Kaiser	50,000	100%	$0.44	14/10/2011	13/10/2016	$0.44
Dan Reardon	50,000	100%	$0.44	14/10/2011	13/10/2016	$0.44
Hubert Gibb	50,000	100%	$0.44	14/10/2011	13/10/2016	$0.44
Anthony Hickox	50,000	100%	$0.44	14/10/2011	13/10/2016	$0.44
Peter Hoffman	50,000	100%	$0.39	06/12/2011	05/12/2016	$0.39
Elaine New	50,000	100%	$0.39	06/12/2011	05/12/2016	$0.39
Katrin Hoffman	50,000	100%	$0.39	06/12/2011	05/12/2016	$0.39
Robert Kaiser	50,000	100%	$0.39	06/12/2011	05/12/2016	$0.39
Dan Reardon	50,000	100%	$0.39	06/12/2011	05/12/2016	$0.39
Hubert Gibb	50,000	100%	$0.39	06/12/2011	05/12/2016	$0.39
Anthony Hickox	50,000	100%	$0.39	06/12/2011	05/12/2016	$0.39
Robert Kaiser	50,000		$0.39	01/09/2011	31/08/2016	$0.89
Total Granted	750,000

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

Other Compensation

No senior management director received “other compensation” in excess of the lesser of $25,000 or 10% of such officer’s cash compensation, and senior management and Directors as a group did not receive other compensation which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Bonus/Profit Sharing/Non-Cash Compensation

Except for the stock options discussed above, we have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to some of our directors or senior management, except that our Board has adopted a bonus plan substantially in the following form:

1.	Compensation Committee will recommend amount of bonus pool each year, which will be 10% of pre-tax profits for the prior fiscal year. The CEO and the Compensation Committee will decide recipients of project-related awards and amounts.

2.	In future years, comparisons will be made to peer groups in the motion picture industry.

3.	There will be two types of annual bonuses:

(a)	Those related to the overall management of our company
(b)	Those related to performance on specific projects

4.	Managers in bonus pool:

(a)	Peter Hoffman (Chairman/CEO)
(b)	Katrin Hoffman (COO)

5.	Management bonuses as follows:

	CEO	Management	Project Related
Company Results	40%	25%	15%
Individual Objectives	10%	30%	50%
Subjective	20%	20%	25%
Share Performance	30%	25%	10%

6.	Individual objects for management will be agreed by the Board.

7.	Criteria include individual contributions to our overall profits.

Pension/Retirement Benefits

No funds were set aside or accrued by us during fiscal years 2009, 2010, 2011 or 2012 to provide pension, retirement or similar benefits for directors or senior management.

Executive Employment Agreements

Executive Officer Employment Agreements

We have an employment agreement with Peter Hoffman pursuant to which he will act as our CEO until December 31, 2018. He has taken a leave of absence until December 31, 2013, and has waived his salary in that period. In connection with that employment agreement, we have granted Mr. Hoffman:

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

We have an employment agreement with Kate Hoffman for a term ending on April 30, 2018, pursuant to which she will act as our COO at a salary of £100,000 per year plus bonuses and expenses. Ms. Hoffman’s contract contains a ‘‘non-compete’’ clause pursuant to which she will be excluded from competing against us for 6 months following the date of her termination.

We have a consultant agreement with Candace Wernick pursuant to which she will act as chief financial officer for compensation of $167,000 per year and expenses as well as additional compensation for special projects. The contract automatically renews each July 15, unless advance notice is given.

Mr. Hoffman’s employment agreement grants us a right to injunctive relief if Mr. Hoffman breaches the agreement. With the exception of Ms. Hoffman’s and Ms. New’s agreements, the employment agreements do not contain “non-compete” clauses.

Director Compensation

Anthony Hickox will receive approximately $1,500 per meeting attended.

Board of Directors Committees

We have an Audit Committee, which recommends to the Board of Directors the engagement of our independent auditors and reviews with the independent auditors the scope and results of our audits, our internal accounting controls, and the professional services furnished by our independent auditors. The current members of the Audit Committee are Mr. Gibbs (Chair), Mr. Furth and Mr. Hickox. The Audit Committee did not meet separately in the fiscal year ended June 30, 2012, but have met during the current fiscal year and will meet with the Group’s Auditors to review the year-end financial statements and the audit process.

Our Compensation Committee (Mr. Gibbs) and Nominations Committee (Mr. Gibbs and Mr. Hickox) are made up of three of our independent directors.

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

Employees

As of the June 30, 2013, Seven Arts had 8 employees and independent contractors, providing full-time services. Our affiliates employ many part time employees for production of our motion pictures, but we do not engage temporary employees on any regular or material basis. We are not signatory to any labor union collective bargaining agreements, but our affiliates in the United States are signatory to the current Writer’s Guild of America, Directors Guild of America and IATSE Low Budget Agreements and have in the past been signatory to the Screen Actors Guild Agreement. Our employees have ranged from a low of six to a high of twenty one over the last three fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

Compensation

Since February 15, 2009, our compensation policies with respect to our directors and executive officers are established, administered, and the subject of periodic review by our Independent Directors in accordance with the NASDAQ Marketplace Rules.   Total compensation accrued and/or paid (directly and/or indirectly) to the Directors and senior management during the fiscal years ended June 30, 2013 and 2012 was  $854,800 and $1,079,387, respectively.

We have a Compensation Committee, consisting of Mr. Gibbs and Mr. Reardon, both  Independent Directors, that reviews and approves all employee compensation and bonuses.

Year Ended

June 30, 2013

Long-Term Compensation
	Annual Compensation			Awards
				Securities	Shares/
				Under	Units
			Other	Option/	Subject to
			Annual	SAR’s	Resale	Payouts	All Other
Name	Salary ($)	Bonus ($)	Compensation ($)	Granted ($)	Restrictions ($)	LTIP Pay outs ($)	Compensation ($)

Peter Hoffman	500,000	-	-		-	-	-

Elaine New	219,500

Kate Hoffman	135,300	-	-		-	-	-

Other Directors as a Group		-	-		-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the ownership of our common stock as of December 5, 2012 by (i) each person known by the Company to own beneficially more than five per cent (5%) of our common stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation”); and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Owner(1)	Address of Beneficial Owner	Shares Owned(2)	Class
SERIES A PREFERRED
Palm Finance issued and certificated(9)	233 Wilshire Blvd, Suite 200, Santa Monica, CA 90401	125,125	100.00%

SERIES B PREFERRED
David Michery(10)	415 Stunt Road, Calabasas, CA 91302	20,000	54.79%
HRM Records	415 Stunt Road, Calabasas, CA 91302	1,250	3.42%
Peter Karroll	415 Stunt Road, Calabasas, CA 91302	2,500	6.85%
Riley Karroll	415 Stunt Road, Calabasas, CA 91302	1,250	3.42%
Nicole Sonia Michery	415 Stunt Road, Calabasas, CA 91302	5,000	13.70%
Alain Salem	8439 Sunset Boulevard, West Hollywood, CA 90069	2,500	6.85%
John Holt Smith	415 Stunt Road, Calabasas, CA 91302	4,000	10.96%

COMMON STOCK
Peter Hoffman(3)	8439 Sunset Boulevard, West Hollywood, CA 90069	147,144	*
Kate Hoffman(4)	136-144 New Kings Road, London SW6 4LZ	0	*
Elaine New(5)	136-144 New Kings Road, London SW6 4LZ	0	*
Hubert Gibbs(6)	136-144 New Kings Road, London SW6 4LZ	0	*
Dan Reardon(7)	8439 Sunset Boulevard, West Hollywood, CA 90069	0	*
Tony Hickox(8)	8439 Sunset Boulevard, West Hollywood, CA 90069	0	*
David Furth	8440 Sunset Boulevard, West Hollywood, CA 90069	6,000	*

All executive officers and directors as a group		153,145	*

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities and includes shares underlying convertible debentures, warrants and options that have been issued, granted and have vested and not been exercised and shares underlying options that will vest within the next 60 days only in respect to any person listed in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all common stock shown as beneficially owned by him/her.

(2) As July 23, 2013, there were 101,000,932 shares of common stock were issued and outstanding. All share information presented on this table is adjusted for 70:1 reverse-split on September 4, 2012 and 50:1 reverse-split on May 20, 2013.

(3) Represents less than 1 share equivalent of underlying options that are exercisable within 60 days of this proxy statement and less than 1 shares of common stock issued to New Moon, a company controlled by Peter Hoffman and pledged to Armadillo Ltd. Also includes 7,143 shares that are pledged to JMJ Financial and 140,000 pledged to Tonaquint Inc. in connection with Mr. Hoffman’s full recourse personal guarantees of the Company’s obligations to JMJ Financial and Tonaquint Inc., respectively.

(4) Represents less than 1 share of common stock underlying options that are exercisable within 60 days of this proxy statement.

(5) Represents less than 1 share of common stock underlying options that are exercisable within 60 days of this proxy statement.

(6) Represents less than 1 share of common stock underlying options that are exercisable within 60 days of this proxy statement.

(7) Represents less than 1 share of common stock underlying options that are exercisable within 60 days of this proxy statement.

(8) Represents less than 1 share of common stock underlying options that are exercisable within 60 days of this proxy statement.

(9) The per-share conversion price for the Series A Preferred Stock is $10.50.

(10) The per-share conversion price for the Series B Preferred Stock was confirmed at $1.10.  The holders retain all of the voting rights in respect of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATED TRANSACTIONS

As of June 30, 2013:

	SAE, Inc.	SAFE	SAFELA	Consolidated Balance
Due from:

SAMT	13,000			13,000
SAPLA	173,006			173,006

Peter Hoffman			19,781	19,781

Total	186,006			205,787

Peter Hoffman	(1,272,112)	(393,650)		(1,665,762)
SAFE (UK)	(2,383)	(13.556)		(15,939)
	(1,274,495)	(407,206)		(1,603,367)

●	Together with SAP, our predecessor entered into a settlement agreement, dated September 30, 2006, with ApolloMedia GmbH & Co. Filmproduktion KG (“ApolloMedia”) related to a dispute regarding amounts ultimately payable to ApolloMedia from distribution of the motion picture Stander and one of our subsidiaries’ assumption of indebtedness of approximately $2,000,000 related to Stander upon acquisition of control of our Group by SAP. The Settlement Agreement fully releases us and our subsidiaries from any liability to ApolloMedia in exchange for a payment of $1,800,000 to be made by SAP (of which $175,000 has been paid). In connection with the SAP’s payment obligation of the settlement amount to ApolloMedia, we issued 140,000 ordinary shares to SAP which SAP immediately pledged to ApolloMedia to secure SAP’s obligations under the settlement agreement. SAP has agreed that it will (1) return to us all ordinary shares in excess of 400,000 not necessary to satisfy SAP’s obligations to ApolloMedia and (2) deliver to us from SAP’s ordinary shares, any ordinary shares in excess of 80,000 in fact sold by SAP to satisfy the indebtedness to ApolloMedia under the settlement agreement. The shares pledged to ApolloMedia will be sold by it as necessary for ApolloMedia to derive net proceeds of $1,625,000, and any pledged shares remaining after such sale will be returned to us.

We have entered into several agreements and arrangements with Seven Arts Pictures Louisiana LLC (“SAPLA), controlled by Mr. Hoffman’s wife. These transactions include:

●	A guarantee that we provided to SAPLA to cover its indebtedness under a Credit Agreement that SAPLA entered into with Advantage Capital Community Development Fund, L.L.C. (“Ad Cap”), dated October 11, 2007, for the acquisition and improvement of a production and post- production facility located at 807 Esplanade Avenue in New Orleans, Louisiana. The aggregate borrowing amount under this facility was $3,700,000, all of which was drawn down as of April 30, 2010. In November 2010 Palm acquired this mortgage secured on the facility for $1,000,000 and agreed to extend a construction facility of $1,850,000 to complete the facility. We guaranteed the indebtedness to Palm and have since June 30, 2012 now included it in our total indebtedness. We do not anticipate the use of any material amount of our working capital to complete and operate this facility, and we expect to realize substantial film production, film infrastructure, historic rehabilitation and other state and federal tax credits and other tax incentives from the acquisition, renovation, and operation of this property as a post- production facility. In particular SAPLA has submitted audited expense reports which would generate approximately $3,500,000 in Louisiana Film Infrastructure tax credits $2,500,000 in Louisiana State Rehabilitation tax credits and $2,500,000 in Federal Historic Preservation tax credits, all of which are payable to us.

SAPLA has brought actions against Louisiana Department of Economic Development (‘LED’) and Louisiana State Historic Preservation Office (‘SHPO’) for the failure to certify the film infrastructure and state historic rehabilitation tax credits which are expected to be resolved within 30 days. In oppositions filed by LED and SHPO, neither state agency challenged the amount or support for any of the claimed qualifying expenditures. SHPO is reviewing the specifics of the historic rehabilitation of the property which has already been approved by the US Department of the Interior and management expects that SHPO will certify the rehabilitation meets its standards. LED claims that it cannot complete its review due to the lack of business license and proper zoning for the property’s use as a post production facility. Management has obtained a business license for such use and a letter from the appropriate zoning authority that SAPLA’s use of the property does not give rise to any enforcement actions. LED did not raise this issue as a defense to SAPLA’s action against it but rather relied on technical issues of jurisdiction which management believes are without merit and general references to LED’s discretion.

SAP and Louisiana Companies:

The Company’s Chief Executive Officer, Peter Hoffman, controls several companies, including (prior to September 10, 2011) Seven Arts Pictures, Inc. (“SAP ”) that are not part of the Company but from which it obtains or transfers distribution rights or other assets related to the business and which control production of the motion pictures. The agreements with Mr. Hoffman, and the companies controlled by him, provide that all revenues related to the Company’s business payable to Mr. Hoffman or any of these related party companies is due to the Company, except Mr. Hoffman’s salary, bonus and stock ownership. None of these affiliates are variable interest or special purpose entities.

Pursuant to a related party agreement, SAP holds ownership of limited liability corporations in the United States, with all distribution rights and profits thereof being due to SAFE. In addition, they have also provided other services for Seven Arts Pictures Plc (“PLC”) and SAFE and SAE at no fee other than Mr. Hoffman’s salary and the direct third party costs of the Los Angeles office, all of which are reflected in the financial statements of SAFE. These other services include any reasonable requests of the management of the Company including accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business. Effective January 1, 2012, no further such transactions are intended.

Peter Hoffman:

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to the Company’s predecessor at cost. Pursuant to two inter - company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits enuring to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.  Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as Due To Related Party. As of June 30, 2013, $ 1,566,588 was owed to Mr. Hoffman for unpaid salary and unreimbursed expenses, as well as repayment of cash he advanced the Company or its predecessors.  During the year ended June 30, 2013, 7,143 (25,000,000 pre-split) and 140,000 (7,000,000 pre-split) shares were issued in exchange for $914,786, and $1,190,000, respectively, of the Due to related party balance.  The 7,143 shares have been pledged to JMJ Financial in connection with a $500,000 convertible debenture, as collateral against repayment of the note. The 140,000 shares have been pledged to Tonaquint Inc, in connection with a total of $590,000 in convertible debentures, under the terms of an amendment dated October 5, 2012, as collateral against repayment of the note. (Note 9) In the event of a default on either of the notes the holder may transfer and sell the pledged shares and apply the proceeds against the outstanding amounts on the notes. Per agreements between the Company and Mr. Hoffman in respect to the pledged shares, if the pledged shares are sold and applied to the note balance, or if the shares are not utilized by the pledges and returned to the Company, Mr. Hoffman’s Due to related party balance as of the date of the agreements, will be reinstated. Due to the future obligation to in substance repurchase the shares and reinstate the Due to related party balance, the shares have been treated as if issued for no consideration, and a liability for $2,104,786 was recognized included in the Due to related party balance for the obligation to reinstate the Due to balance.

SAPLA Guarantee:

Seven Arts Pictures Louisiana LLC, (“SAPLA”) a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has since assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 due to Advantage Capital (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance.

A construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade.

The Company did not receive any consideration or benefit when they assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as a analogy.  As the guidance on financial guarantees does not address  which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt "Building Improvements related to indebtedness"  The Building Improvements will be amortized in a manner similar to leasehold improvements, over the life of the lease (30 years).

SAPLA Advances:

On February 28, 2012, the Company took out a convertible loan of $200,000 which was in turn loaned  to SAPLA to cover outstanding interest payments which were due on the construction loan  on 807 Esplanade  previously guaranteed by the Company.  Three additional convertible loans were taken out totalling $600,000 during the year ended June 30, 2012 and then loaned to SAPLA to pay down the construction loan on the property at 807 Esplanade, as to not further delay the construction and opening of the facility.. As of June 30, 2013, the convertible loan balance, after conversions, on the Company’s financial statements is approximately $325,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Hall Group, CPAs serves as our independent registered public accounting firm for the fiscal year ending June 30, 2013, and acted in such capacity for the fiscal years for our listing predecessor Seven Arts Pictures Plc for the fiscal years ended June 30, 2012, June 30, 2011 and 2010. Aggregate fees for professional services rendered for the Company (and its listing predecessor, Seven Arts Pictures Plc) for the fiscal years ended June 30, 2012 and 2011 were as follows:

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011
Adjusted Audit Fees	$254,000	$105,000
Audit-Realted Fees	-	-
Tax Fee	-	-
All Other Fees	-	-

Total	$254,000	$105,000

(1)	Audit Fees

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-K and Form 10-Q filings, or services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011 was $254,000 and $105,000, respectively.

(2)	Audit-Related Fees

There were no fees incurred related to assurance and related services provided by the principal accountant that are reasonably related to the performance of the audit or review of the financial statement, but are not reported in Audit fees above, for the fiscal years ended June 30, 2012 and 2011.

(3) Tax Fees

None.

(4) All Other Fees

None.

(5) Audit Committee Policies and Procedures

Our audit committee has certain policies and procedures in place requiring the pre-approval of audit and non-audit services to be performed by our independent registered public accounting firm. Such pre-approval can be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual basis. The approved non-audit services must be disclosed in our periodic reports filed with the SEC. Our independent registered public accounting firm cannot be retained to perform specified non-audit functions, including (i) bookkeeping, financial information systems designe and implementation; (ii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iii) actuarial services; and (iv) internal audit outsourcing services. All work performed by The Hall Group, CPAs for 2010 and 2011 was pre-approved by our audit committee as was the work carried out by our previous independent registered public accounting firms.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not Applicable

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.1 Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and  2012

Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity for Years Ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and  2012

Notes to the Consolidated Financial Statements for the Years Ended June 30, 2013, and 2012

a.2 Form 8-K - update

During the year ended June 30, 2013, and subsequent to the year-end through October 14, 2013, the Company filed the following Form 8-K’s and other filings:

•	July 18, 2013
•	June 20, 2013
•	May 17, 2013
•	April 18, 2013
•	February 24, 2013
•	November 26, 2012
•	October 19, 2012
•	September 28, 2012
•	September 14, 2012
•	September 7, 2012
•	August 30, 2012
•	August 20, 2012
•	August 6, 2012
•	July 24, 2012
•	July 11, 2012

a.3 Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2013 and 2012	F-3

Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012	F-6

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2013 and 2012	F-5

Notes to the Consolidated Financial Statements	F-7 to F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Seven Arts Entertainment, Inc. (formerly Seven Arts Pictures, Plc.)

We have audited the accompanying consolidated balance sheets of Seven Arts Entertainment, Inc. (formerly Seven Arts Pictures, Plc.) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Seven Arts Entertainment, Inc.’s internal control over financial reporting as of June 30, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven Arts Entertainment, Inc. (formerly Seven Arts Pictures, Plc.) as of June 30, 2013 and 2012, and the results of its operations, comprehensive income and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

October 15, 2013

Seven Arts Entertainment, Inc.

(Formerly Seven Arts Pictures, Plc)

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
		(Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,884	$120,658
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $171,062	110,043	192,035
Due from related parties	205,787	2,116,538
Fee income receivable from related parties, net of allowance for doubtful accounts of $1,190,000	2,055,000	3,235,000
Other receivables and prepayments	455,019	849,845
Total Current Assets	2,830,732	6,514,076

Film costs, less accumulated amortization of $13,877,172 and $11,832,900	8,368,686	14,612,609

Music assets, less amortization of $408,205 and $0	296,795	4,289,158

Building Improvements, less amortization of $165,526 and $0	4,102,525	4,551,270

Property and equipment, net of accumulated depreciation of $119,940 and $111,232	7,458	16,137

TOTAL ASSETS	$15,606,196	$29,983,250

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,824,141	1,152,977
Accrued liabilities	2,486,514	2,758,844
Due to related parties	1,681,701	1,712,134
Shares to be issued	-	200,000
Participation and residuals	96,819	114,215
Convertible debt	4,073,901	4,162,460
Mortgage and construction loans	3,743,286	3,001,271
Film & production loans	7,814,412	6,124,428
Deferred income	954,265	849,080
Total Current Liabilities	22,675,039	20,075,409

Provision for earn-out	-	50,000

TOTAL LIABILITIES	$22,675,039	$20,125,409

STOCKHOLDERS' EQUITY

Convertible redeemable Series A preferred stock at $10 stated value, 125,125 and 125,125 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 stated value, 200,000 authorized, 43,850 and 181,850 outstanding	5,525,458	9,163,636
Convertible redeemable Series B shares held in escrow	-	(3,163,636)
Common stock; $0.01 par value; 249,000,000 authorized, 46,323,297 and 34,798 issued and outstanding	2,578,521	17,399
Additional paid in capital	22,072,882	18,214,831
Shares held as collateral	(455,246)	-
Other Comprehensive income	(13,555)	(13,555)
Accumulated deficit	(38,154,995)	(15,612,085)
Warrants to be distributed	480,371	-
Total Seven Arts Entertainment Inc. equity(deficit)	(6,715,314)	9,857,840
Non-controlling interest	353,530	-
Total Shareholders' equity(deficit)	(7,068,843)	9,857,840
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,606,196	$29,983,250

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.

(Formerly Seven Arts Pictures, Plc)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	June 30,
	2013	2012
		Restated

Revenue:
Film revenue	$841,956	$823,006
Music revenue	574,435	-
Fee Income Revenue - related party	-	3,235,000
Post production revenue	106,417	-
Total revenue	1,522,808	4,058,006

Cost of revenue:
Amortization of film costs and music assets	2,452,477	3,996,576
Impairment of film costs and music assets	6,772,376	9,494,247
Other cost of revenue	359,313	899,065
Development Costs abandoned	2,837,545	-
Cost of revenue	12,421,711	14,389,888
Gross loss	(10,898,903)	(10,331,882)

Operating expenses:
General and administrative expenses	3,706,774	2,251,139
Bad debt expense	3,582,919	307,481
Total operating expenses	7,289,693	2,558,620
Loss from operations	(18,188,596)	(12,890,502)

Non-operating income(expense)
Other income	-	4,489,721
Interest expense	(4,227,472)	(2,752,682)
Total non-operating income (expense)	(4,227,472)	1,737,039
Loss before taxes	(22,416,068)	(11,153,463)

Provision for income tax	-	-
Net loss	(22,416,068)	(11,153,463)

Less: Net loss attributable to non-controlling interests	(353,530)	-

Net loss attributable to Seven Arts Entertainment, Inc.	$(22,062,538)	$(11,153,463)

Comprehensive loss:
Net loss	(22,416,068)	(11,153,463)
Other Comprehensive income/loss	-	(13,555)
Comprehensive loss	(22,416,068)	(11,167,018)

Less: Comprehensive loss attributable to non-controlling interests	(353,530)	-

Comprehensive loss attributable to Seven Arts Entertainment, Inc.	$(22,062,538)	$(11,167,018)

Weighted average shares of common stock outstanding:
Basic	3,387,041	453,057
Diluted	3,387,041	453,057

Basic profit/ (loss) per share	$(6.51)	$(24.62)
Diluted profit/ (loss) per share	$(6.51)	$(24.62)

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment, Inc.

Statement of Stockholders' Equity

	Preferred Stock Class A		Preferred Stock Class B		Preferred Stock ClassB In Escrow		Common Stock		Deferred Stock 2		Deferred Stock 1		Additional	Non Redeemable Convertible Loans		Shares held as Collateral	Warrants to be	Retained Earnings/ Accumulated	Other Comprehensive	Non- Controlling	Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Amount	Distributed	Deficit	loss	Interest	Total

Balance at 30 June 2011	-	$-	-	$-			2,643,131	$1,121,208	2,268,120	$3,876,745	13,184,000	$11,636,594	$9,880,781	1,750,000	$3,432,450	$-		$-19,952,188	$-2,037,337		$7,958,253

Impact of Asset Transfer Agreement							(2,643,131)	(1,121,208)	(2,268,120)	(3,876,745)	(13,184,000)	(11,636,594)	(9,880,781)	(1,750,000)	(3,432,450)			19,952,188	2,037,337		(7,958,253)

One for one share issue on transfer of assets from Seven Arts Pictures Plc							1,850	925					(925)								0
Transfer of Seven Arts Pictures Plc (PLC) assets and liabilities to Seven Arts Entertainment, Inc.													8,406,849								8,406,849
Shares issued to Seven Arts Pictures Plc to cover remaining liabilities							571	286					(286)								-
Common stock issued for cash							436	218					499,792								500,010
Common stock issued for consultancy fees							1,503	751					639,776								640,527
Common stock issued in exchange for debt							25,372	12,686					6,561,179								6,573,865
Common stock issued on convertible notes							5,066	2,533					2,585,887								2,588,420
Issued Series A preference stock at $10 par value	125,125	1,251,250																			1,251,250
Issued Series B preference stock at $100 par value			181,850	4,762,952																	4,762,952
Series B preference shares held in escrow					(120,000)	(3,163,636)															(3,163,636)
Options issued for wages and benefits													173,797								173,797
Foreign currency translation adjustments																			(13,555)		(13,555)
Net loss																		(8,271,186)			(8,271,186)

Balance at 30 June 2012	125,125	1,251,250	181,850	4,762,952	(120,000)	(3,163,636)	34,798	17,399	-	-	-	-	18,866,069	-	-	-		(8,271,186)	(13,555)		13,449,293

Restatement for PS Series B revaluation (Note 15)				4,400,684																	4,400,684
Restatement for impairment of music assets (Note 15)																		(3,035,000)			(3,035,000)
Restatement for reversal of Relatd Party fee income (Note 15)																		(7,540,898)			(7,540,898)
Restatement for adjusted Related Party fee income recognized (Note 15)																		3,235,000			3,235,000
Adjustment for 25 million shares pledged in relation to debt - Note 15													(651,229)								(651,229)

As restated (Note 15)	125,125	1,251,250	181,850	9,163,636	(120,000)	(3,163,636)	34,798	17,399	-	-	-	-	18,214,840	-	-	-		(15,612,084)	(13,555)		9,857,850

Common ~~s~~hares issued in connection with debt agreement							1,714	857					179,143			(180,000)					-

Common Stock Issued to CEO in connection with debt agreement							140,000	70,000					(70,000)								-

Sales of Common Stock for Cash							171	86			-	-	299,914								300,000

Stock warrant dividend declared																	480,371	(480,371)			-

Preferred stock converted to Common Stock			(38,000)	(1,001,819)			69,091	34,545					967,274								-

Preferred stock cancelled in connection with settlements			(100,000)	(2,636,363)	100,000	2,636,363															-

Escrowed Series B PS released					20,000	527,273															527,273

Common Stock Issued upon conversion of convertible debt							40,462,793	2,122,541					1,371,369								3,493,910

Common Stock Issued for Services							5,290,438	170,947					997,242								1,168,189

Common Stock held as collatoral for legal settlement							324,292	162,146					113,100			(275,246)					-

Net loss																		(22,062,539)		(353,530)	(22,416,068)

	125,125	$1,251,250	43,850	$5,525,454	-	(0)	46,323,297	$2,578,521	-	-	-	-	$22,072,882	-	-	$(455,246)	$488,371	$(38,154,995)	$(13,555)	$(353,530)	$(7,068,843)

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment Inc.

(Formerly Seven Arts Pictures, Plc.)

Consolidated Statements of Cash Flows

	June 30, 2013	June 30, 2012
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(22,416,067)	$(11,167,019)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,679	8,403
Amortization of Film Costs and Music Assets	2,452,477	3,996,574
Impairment of Film Costs	2,054,171	6,459,248
Impairment of Music costs	4,718,205	3,035,000
Amortization of Leasehold improvements	164,811	-
Common Stock Issued for Services	1,288,974	640,527
Stock Option Expense	-	173,797
Bad debt	3,538,580	-
Development costs abandoned	3,196,858	-
Forgiveness of Debt and Interest	-	4,489,721

Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	359	239,856
Decrease in Due from Related Parties	42,204	609,436
Increase in Fee Income Receivable from Related Party	-	(3,235,000)
(Increase)Decrease in Other Receivables and Prepayments	(13,573)	771,050
(Increase) in Film Costs	(1,051,378)	(1,934,871)
(Increase) in Music Assets	(606,770)	(1,324,158)
Increase (Decrease) in Accounts Payable	1,546,377	(1,417,293)
Increase(Decrease) in Accrued Liabilities	460.274	186,957
Increase in Due to Related Parties	(30,433)	1,060,905
Increase in Accrued Interest included in notes payable	4,043,129	2,939,546
Increase in Deferred Income	105,185	1,060,905
(Decrease) in VAT Payable	-	(1,477,584)
Increase (Decrease) in Provision for Earn Out	(50,000)	50,000

Net Cash Used in Operating Activities	(547,939)	5,166,008

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :

Building Improvements	(466,066)	(4,551,270)

Net Cash Used in Investing Activities	(466,066)	(4,551,270)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from Borrowings	1,838,163	3,991,047
Cash Payments on Debt	(1,239,931)	(1,313,337)
Issuance of Preferred Stock for Cash	-	1,251,250
Issuance of Common Stock for Cash	300,000	500,000
Warrant dividend declared	-	-

Net Increase in Equity From Asset Transfer	-	177,484
Shares as collateral for legal settlement

Net Cash Provided by (Used for) Financing Activities	898,232	4,606,444

NET INCREASE (DECREASE) IN CASH	(115,774)	111,873
CASH AT BEGINNING OF PERIOD	120,658	8,785
CASH AT END OF PERIOD	$4,884	$120,658

SUPPLEMENTAL CASH FLOW INFORMATION:
Assumption of Debt	-	3,001,270
Shares of common stock issued for services	1,288,945	640,527
Shares of common stock issued in exchange for accounts payable	875,214	-
Shares of common stock issued as collateral	455,246	-
Shares of common stock pledged in connection with debt	70,000	-
Shares of common stock issued in payment of debt and interest	3,373,134	9,163,636
Conversion of Preferred Shares Series B to common stock	1,001,819	-

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.

(Formerly Seven Arts Pictures, Plc.)

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

On June 11, 2010, SAE, was formed and became a wholly owned subsidiary of PLC.    As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer certain assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 571 shares (2,000,000 shares as adjusted for the 1:70 and 1:50 reverse stock splits discussed herein) of SAE were issued to PLC in order to satisfy any remaining obligations. This transfer was approved by the PLC shareholders at an Extraordinary General Meeting on June 11, 2010. The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. Our intention in executing this transaction was to redomicile our business with no change in the economic interests of our shareholders. Subsequent to the transfer SAE became is a United States issuer and commenced regular quarterly reporting from the first quarter ended September 30, 2011.

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

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors’ liquidation under English law (See Note 13 – Commitments and Contingencies). Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.   In accordance with the asset transfer agreement, PLC has been issued 571 shares of common stock of SAE in order to satisfy these obligations.

On February 23, 2012, the Company formed Seven Arts Music, Inc. (“SAM”) and acquired 52 completed sound recordings of the recording artist DMX from David Michery (“Mr. Michery”) with the rights to additional albums and acquired 100% of the stock of Big Jake Music (“BJM”). As a result, the Company is also in the business of producing and distributing recorded music.

In connection with the acquisition of the music assets of Michery, the Company issued 100 ,000 shares of our Series B convertible preferred stock, par value $100 convertible at approximately $1.10 per share) to Michery and his assigns . 50,000 shares of the Company’s Series B convertible preferred stock were held in escrow and to be released to Michery and his assigns only if two DMX albums and two Bone Thugs-N-Harmony albums generate an aggregate of net earnings before interest and taxes of $5,000,000 during the next five fiscal years

During the quarter ended December 31, 2012, Mr. Michery converted and sold 38,000 of the 50,000 shares of Series B that he and his assigns held. The Company and Mr. Michery have agreed the remaining 50,000 shares of Series B in escrow will be disposed of by release of 20,000 shares of the Series B convertible preferred stock to Mr. Michery in full satisfaction of any claims he may have against the Company and the balance of the 30,000 shares of Series B will be cancelled. The release of the 20,000 shares has been recognized as services in the accompanying financial statements.  As of June 30, 2013, Mr. Michery or his assigns hold 32,000 shares of Series B convertible preferred stock.

In connection with the acquisition of the stock of BJM, the Company issued 80 ,000 shares of the Company’s Series B convertible preferred stock, par value $100 convertible at approximately $1.10 per share) to Jake Shapiro and his assigns with 70,000 of these shares held in escrow to be released to Shapiro and his assigns only if certain specific terms are met : 40,000 shares were subject to proving valuation and usage of  certain advertising credits and 30,000 shares were subject to an earnout over a two year period.

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

Seven Arts Pictures Louisiana LLC, (“SAPLA”), a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”) for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor. Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has now assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 (contingent on receipt of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance. A construction loan of $1,850,000 previously guaranteed by the Company has now also been assumed by the Company. ,The Company through SAFELA, has a 30 year lease on the property 807 Esplanade to operate a film production and post-production facility.

On January 1, 2012, Seven Arts Film Entertainment Limited (“SAFE”) sold all of its film assets to SAE for assumption of indebtedness. SAFE ceased operations on May 31, 2013 on closing of its office in London, England. The Company plans to file for creditors voluntary liquidation of SAFE in England. The asset transfer agreement had no impact on the Company’s consolidated financial statements.

Capital Structure:

SAE’s authorized capital is 250,000,000 shares of capital stock. SAE has authorized the following classes of stock:

•	249,000,000 of common stock, $.01 par value per share. As of June 30, 2013, there are 46,323,297 shares of common stock outstanding . Each outstanding share of common stock entitles the holder thereof to one vote per share on matters submitted to a vote of stockholders.

•	125,125 shares of Series A Preferred Stock with a $10.00 stated value per share. All of such authorized shares were issued to one shareholder in November 2011. These shares have a conversion price to common stock of $10.50 per share.

•	200,000 shares Series B Preferred Stock with a $100.00 stated value per share. As of June 30, 2013, there are 43,580 shares outstanding. The per share conversion price for the Series B Preferred Stock is $1.10 per share.

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

Seven Arts also, subject to appropriate and required regulatory filings and approvals, declared a warrant dividend to those persons beneficially owning its common stock as of the close of the markets on August 31, 2012. For every ten pre-reverse split shares of common stock held as of such date and time, the holders thereof are entitled to receive one warrant as a dividend. Until its expiration date, each warrant, once distributed following such approvals, will be exercisable for the purchase of one share of the Company's post-reverse split common stock at a price equivalent to today's post-reverse split closing bid price. The warrants will expire on the earlier of (i) the date that the holder disposes of the common stock in respect of which the warrant dividend was declared, if such disposition occurs on or before the close of the markets on October 31, 2012, or (ii) 5:00 p.m., PST, on June 30, 2014. Seven Arts does not expect that a secondary market will develop for such warrants.

Reverse Stock-Splits:

On May 2, 2013 and August 31, 2012, the Company effected one-for-fifty and one-for-seventy reverse stock splits, respectively, collectively referred to as the Stock Splits. Unless otherwise noted, all impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Splits. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and loss per share.

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

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Seven Arts Entertainment, Inc. (“SAE”), and its subsidiaries:

•	Seven Arts Filmed Entertainment, Limited (“SAFE, Ltd.”) (100% owned)
•	Seven Arts Music, Inc. (“SAM”) (100% owned) and
•	Big Jake Music, Inc. (“BJM”) (100% owned)
•	Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) (As of June 30, 2012) (60% owned by SAE, 40% owned by Palm Finance)

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule, ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." The Company does not have any variable interest or special purpose entities. The Company presents Palm Finance’s 40% share of SAFELA’s profit or loss as a noncontrolling interest.

The Company prepares its financial statements on the accrual basis of accounting and in accordance with Generally Accepted Accounting Principles of the United States of America (“US GAAP”). All material intercompany balances and transactions are eliminated.  Management believes that all adjustments necessary for a fair presentation of the results of the years ended June 30, 2032 and 2012 have been made.

Going Concern

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended June 30, 2013, the Company recorded a loss from operations of $18,232,123 and utilized cash in operations of $2,436,484.  As of June 30, 2013, the Company had a working capital deficit of approximately $19,844,000.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the exploitation of its films, sales of equity and debt financing.  However, the Company has not released or distributed a new film since July 2012. The Company’s next film, Schism, is expected to be released in March, 2014, and the Company also intends to release the next DMX album in early 2014 and the Thugs Bones N Harmony album in December 2013. Additionally, management has begun to implement cost reductions including reducing the size of its’ staff and size of its UK office and expects to be able to continue to obtain additional financing. No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Emerging Growth Company Critical Accounting Policy Disclosure:

 The JOBS Act contains provisions that relax certain requirements for "emerging growth companies" for which we qualify. For as long as we are an emerging growth company, which may be for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act., unlike other public companies, we will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

        Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We currently intend to take advantage of such extended transition period. Since we are not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.

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

FILM TAX CREDITS

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

Fee Income Receivable from Related Party

Revenue in the form of fee income is due to the Company from a related party, SAPLA (owned by the wife of Peter Hoffman, the Company’s former CEO) for developer, advisory and financial services provided by the Company as concerns infrastructure and historic rehabilitation tax credits earned by SAPLA. In accordance with an intercompany agreement between SAE and SAPLA, the cash proceeds from the disposition of the tax credits earned by SAPLA are due to SAE. The Company has recognized the fair value of the services as revenue with any excess received as a capital contribution by the related party.

Foreign Currency Transactions and Comprehensive Income:

The Company’s functional currency, as well as that of all the Company’s subsidiaries, is the US Dollar. The functional currency of the Company’s predecessor, was the Pound Sterling (“GPB”), and some transactions which are generated in the United Kingdom are denominated in GBP.

Assets and liabilities generated in a currency other than the functional currency are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. The Company no longer has any operations generated in a currency other than the functional currency and therefore there is no resulting other comprehensive income/loss.

The Company records transaction gains and losses in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $131,062 and $171,062 at June 30, 2013 and June 30, 2012, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due To/Due From Related Parties

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP Inc. to the Company’s predecessor at cost. Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements. Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as Due To Related Party. As of June 30, 2013 and 2012, $1,665,762 and $1,698,578 (Restated), respectively, was owed to Mr. Hoffman for unpaid salary and unreimbursed expenses, as well as repayment of cash he advanced the Company or its predecessors.

These other services may include accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business.    SAP assigned to the Company any proceeds arising from services performed by SAP on its behalf. SAP was granted the power and authority to enter into agreements on the Company’s behalf. These agreements were terminated from December 31, 2011.

SAP directly or through related various Louisiana limited liability companies have,  from time-to-time,  made non-interest bearing advances to the Company or its subsidiaries or have received advances back from the Company,  and have paid expenses on each other’s behalf.

Other Receivables and Prepayments:

The Company has entered into contracts for investor relations and consulting services to assist in future fundraising activities. A portion of these services were prepaid with shares of common stock that vested immediately and will be amortized over the period the services are to be provided.  Additionally, the Company had approximately $200,000 in revenue to be received from digital platforms on the film, The Pool Boys,  which has been earned but not received as of June 30, 2012. The Company also has prepaid some legal costs, which will be released when services are performed, or related transaction is completed. As of June 30, 2013 substantially all of the balance represents prepaid legal fees.

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

All Exploitation Costs (comprising of direct costs, including marketing, advertising, publicity, promotion, and other distribution expenses) incurred in connection with the distribution of a film ) are expensed as incurred in accordance with ASC 720- 926- 25-3 .

The Company begins to accrue participation costs after a film is released when it is probable that such costs will become payable. Participation costs are accrued using the individual-film-forcast method, which accrues participation costs in the same ratio that current period actual revenue bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the current fisc al year.

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

Building Improvements :

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA has a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility.   The Company has since assumed the liability for $1,000,000 of these loans plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance. Additionally, a construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade. The Company did not receive any consideration or benefit when they assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as a analogy.  As the guidance on financial guarantees does not address  which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt “Building Improvements related to indebtedness”  The Building Improvements will be amortized in a manner similar to leasehold improvements, over the life of the lease (30 years).

The post production facility commenced operations on July 1, 2012.

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

Provision for earn-out for David Michery/Big Jake Music:

The Company’s Asset Purchase Agreement with David Michery provided for 50,000 of the Company’s $100 stated, Convertible Redeemable Series B Preferred Shares, be held in Escrow until the Net EBIT (as defined in the agreement) from distribution of the DMX Albums and two albums embodying the performance of Bone Thugs-n-Harmony exceeds $5,000,000, as confirmed by the Company’s independent auditor.     At the end of five years, should the Net EBIT be less than $5,000,000, the shares will be released on a fractional basis, as defined in the agreement.    As of the year ended June 30, 2012 the Company ha determined the estimated fair value of the earnout to be $0. The PS held in escrow were released or cancelled as of a settlement agreement with Mr. Michery in February 2013, described previously.

In connection with the acquisition of the stock of BJM, the Company issued 10,000 shares of the Company’s Series B convertible preferred stock, par value $100 convertible at approximately $1.10 per share) to Jake Shapiro and his assigns and agreed to issue an additional 70,000 shares of Series B convertible preferred stock to Shapiro and his assigns if certain specific terms were met; 40,000 shares were subject to proving valuation and usage of  certain advertising credits and 30,000 shares were subject to an earnout over a two year period.  The 70,000 shares were held in escrow, until their cancellation in relation to a settlement with BJM, in February 2013, described previously.

As of June 30, 2012, the Company had determined the fair value of the earnout with regard until the proving of the media credits to be $50,000, which the Board believed was the value of an equivalent public relations campaign..  Mr. Shapiro did have the right to seek an independent valuation. As the shares held in escrow against the valuation of the media credits were cancelled, as part of the settlement (Note 1) the earn-out has been derecognized on the accompanying financial statements.

Asset Transfer Agreement:

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a wholly owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, This was approved by the PLC shareholders at an Extraordinary General Meeting on that date, and  was subsequently amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 28,571 shares of SAE were issued to PLC in order to satisfy any remaining obligations . The purpose of this transfer was to eliminate our status as a foreign private issuer and to assume compliance with all obligations of a domestic issuer under all applicable state and Federal securities laws. The Company’s intention in executing this transaction was to redomicile our business with no change in the economic interests of the Company’s shareholders. As the majority of the Company’s shareholders were domestic we felt they would be better served by the Company as a domestic issuer.

The assets and certain of the liabilities of SAP Plc. were transfered at net book value.  All related party balances of PLC were left in the original company as were the shares in SAFE(UK) Ltd and Cinematic Finance Ltd.  All disputed debts were left with the PLC. The “ consideration paid for the asset transfer was a one for one share exchange of PLC shares for shares of SAE Inc. and an issuance of a further 2,000,000 (pre-split) (28,571 post-split ) shares in SAE Inc.   The issuance of the 2,000,000 shares was booked at the closing market price on August 31 2011, which was $0.66/ share.    The Board approved the issuance of the 2 million shares (pre-reverse split) to satisfy any remaining obligations in PLC, which approximated the amount of the liabilities left behind at the time of the issuance.

Although the transfer agreement amendment was executed on January 27, 2011, the PLC remained the parent company through August 31, 2011. until all procedures and approvals were in place with NASDAQ, DWAC and the transfer agent to finalize the one share of common stock of SAE for each ordinary share of PLC to be distributed to shareholders and trading of SAE to take over from PLC The fair value of the 2,000,000 shares was determined at the closing market price on August 31 2011, which was $0.66/share.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. For the periods presented, there were no potentially dilutive securities outstanding, therefore basic earnings per share equals diluted earnings per share. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of June 30, 2013 and 2012, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

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

Segment Reporting:

The Company has three operating segments based on its major lines of businesses: a motion picture producer and distributor, music label, and post-production facility. Each operating segment derives its revenues from the sale of products or services, respectively and each is the responsibility of a group of senior management of the Company who has knowledge of product and service specific operational risks and opportunities. The Company’s chief operating decision maker reviews and evaluates separate sets of financial information for decisions regarding resources allocation and performance assessments.

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

Recently Issued Accounting Pronouncements:

In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-07, "Entertainment - Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs." ASU No. 2012-07 eliminates the rebuttable presumption that the condition leading to the write-off of unamortized film costs existing after the balance sheet date also existed as of the balance sheet date. In addition, in performing the impairment test, an entity is no longer required to incorporate the effects of changes in estimates resulting from evidence arising subsequent to the balance sheet date if the information would not have been considered by market participants at the balance sheet date. This guidance was effective for the Company's impairment assessments performed on or after December 15, 2012.

The Company does not expect the adoption of and other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

In the quarter ended March 31, 2012,  the Company formed a new subsidiary, Seven Arts Music, and acquired music assets from David Michery and purchased the stock of Big Jake Music.   This was a new line of business for the Company, and therefore, for the year ended June 30, 2012, the Company had two reportable operating segments.

The pre and post production facility run by the Company’s majority owned subsidiary, SAFLA, commenced operations in July 2012, and therefore for the year ended June 30, 2013 the Company has three reportable segments.

The tables below present the financial information for the reportable segments for the years ended June 30, 2013 and 2012:

			Year ended June 30, 2013
	Film	Music	Production facility	Total
Revenue	$841,956	$574,434	$106,417	$1,522,807
Cost of Revenue	(7,004,141)	(5,395,410)	(22,160)	(12,421,711)
Gross profit/(loss)	(6,162,185)	(4,820,975)	(84,257)	(10,898,903)
Operating expenses	(6,447,117)	(480,620)	(361,955)	(7,860,492)

Loss from operations	$(12,609,302)	(5,301,595)	(277,698)	(18,188,596)

	Year ended
	June 30, 2012 (Restated)
	Film	Music	Total
Revenue	$4,052,029	$5,977	$4,058,006
Cost of revenue	14,350,858	39,031	14,389,889
Gross profit/(loss)	$(10,364,937)	$(33,054)	$(10,331,883)
Operating expenses	2,467,111)	91,505	2,558,620
Loss from operations	$(12,765,944))	$(124,559)	$(12,890,503)

Assets

	June 30, 2013	June 30, 2012 (Restated)

Film assets	$8,368,686	$14,612,609
Music assets	296,795	4,289,158
Post-production assets	4,102,525	4,551,270

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

Related Party Due/From at June 30, 2013 consisted of:

	SAE, Inc.	SAFE	SAFELA	Consolidated Balance
Due from:

SAMT	13,000			13,000
SAPLA	173,006			173,006

Peter Hoffman			19,781	19,781

Total	186,006			205,787

Peter Hoffman	(1,272,112)	(393,650)		(1,665,762)
SAFE (UK)	(2,383)	(13,556)		(15,939)
	(1,274,495)	(407,206)		(1,603,367)

			CONSOLIDATED
As of June 30, 2012	SAE INC	SAFE	BALANCE (Restated)

SAP Inc	$1,801,098	$(20,850)	$1,780,248

SAPLA	336,290	-	336,290

Peter Hoffman	(1,679,617)	(18,961)	(1,698,578)

SAFE (UK)	-	(13,556)	(13,556)

	$457,771	$(53,367)	$404,404

SAP, Inc. has pledged an interest in its shares of the Company’s stock to secure certain indebtedness for which SAP, Inc. and the Company are jointly liable such as the Apollo and Armadillo debts. The stock of SAP, Inc. (previously owned by Peter Hoffman) was transferred to the listing predecessor of SAE on September 1, 2011.

SAP Inc. and Louisiana Companies:

The Company’s former Chief Executive Officer who is on a leave of absence, Peter Hoffman, controls several companies, including (prior to September 10, 2011) Seven Arts Pictures, Inc. (“SAP, Inc.”) that are not part of the Company but from which it obtained or transferred distribution rights or other assets related to the business and which control production of the motion pictures. The agreements with Mr. Hoffman, and the companies controlled by him, provide that all revenues related to the Company’s business payable to Mr. Hoffman or any of these related party companies is due to the Company, except Mr. Hoffman’s salary, bonus and stock ownership. None of these affiliates are variable interest or special purpose entities.

Prior to January 1, 2012, pursuant to a related party agreement, SAP, Inc. held ownership of limited liability corporations in the United States, with all distribution rights and profits thereof being due to SAFE, Ltd. In addition, they have also provided other services for Seven Arts Pictures Plc. and SAFE, Ltd. and SAE, Inc. at no fee other than Mr. Hoffman’s salary and the direct third party costs of the Los Angeles office, all of which are reflected in the financial statements of SAFE, Ltd. These other services include any reasonable requests of the management of the Company including accounting services, audits of distribution statements, collection of accounts receivable, supervision of production of motion pictures and similar day-to-day aspects of the Company’s business. Effective January 1, 2012 no further such transactions were conducted.

As of June 30, 2013, the amount due from the related party, SAP, Inc, was determined to be uncollectible due to SAP, Inc. having been transferred to PLC, which is in liquidation proceedings. Therefore, $1,868,547 was included in Bad Debt expense in the accompanying financial statements.

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

During the year ended June 30, 2013, 7,143 (25,000,000 pre-split) and 140,000 (7,000,000 pre-split) shares were issued in exchange for $914,786, and $1,190,000, respectively, of the Due to related party balance.  The 7,143 shares have been pledged to JMJ Financial in connection with a $500,000 convertible debenture, as collateral against repayment of the note. The 140,000 shares have been pledged to Tonaquint Inc, in connection with a total of $590,000 in convertible debentures, under the terms of an amendment dated October 5, 2012, as collateral against repayment of the note. (Note 9) In the event of a default on either of the notes the holder may transfer and sell the pledged shares and apply the proceeds against the outstanding amounts on the notes. Per agreements between the Company and Mr. Hoffman in respect to the pledged shares, if the pledged shares are sold and applied to the note balance, or if the shares are not utilized by the pledges and returned to the Company, Mr. Hoffman’s Due to related party balance as of the date of the agreements, will be reinstated. Due to the future obligation to in substance repurchase the shares and reinstate the Due to related party balance, the shares have been treated as if issued for no consideration, and a liability for $2,104,786 was recognized included in the Due to related party balance for the obligation to reinstate the Due to balance.

SAPLA Guarantee:

Seven Arts Pictures Louisiana LLC, (“SAPLA”) a related party of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana for aggregate principal advances of up to $3,700,000.   This agreement was guaranteed by the Company’s predecessor.   Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has since assumed the liability for $1,000,000 of this amount plus a contingent sum of $750,000 due to Advantage Capital (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance.

A construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade.

The Company did not receive any consideration or benefit when they assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as a analogy.  As the guidance on financial guarantees does not address  which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt “Building Improvements related to indebtedness”  The Building Improvements will be amortized in a manner similar to leasehold improvements, over the life of the lease (30 years).

SAPLA Advances:

On February 28, 2012, the Company took out a convertible loan of $200,000 which was in turn loaned  to SAPLA to cover outstanding interest payments which were due on the construction loan  on 807 Esplanade  previously guaranteed by the Company.  Three additional convertible loans were taken out totaling $600,000 during the year ended June 30, 2012 and then loaned to SAPLA to pay down the construction loan on the property at 807 Esplanade, as to not further delay the construction and opening of the facility. As of June 30, 2013, the convertible loan balance, after conversions, on the Company’s financial statements is approximately $325,000.

NOTE 4 – FEE INCOME RECEIVABLE FROM RELATED PARTY (RESTATED)

SAPLA has filed for historical rehabilitation tax credits available from the United States (26%) and Louisiana (25%) on approximately $9,500,000 of historical rehabilitation expenses paid in connection with the renovation of  the building and property at 807 Esplanade Avenue in New Orleans, Louisiana (the “Property”) and reflected in a compilation of expenses by an independent accounting firm. SAPLA has filed the Part I application for historic rehabilitation credits and has received the Part II and Part III approvals from the United States Department of Parks with respect to the Property :

•	SAPLA will allocate the Federal historic rehabilitation credits to investors in its lessee, 807 Esplanade Ave. MT LLC (“MT”), and receive cash or reduction in indebtedness as a result of such allocation.
•	SAPLA will assign the Louisiana historic rehabilitation for cash.

SAPLA has also filed for Louisiana film infrastructure tax credits (40%) on all of its investment of approximately $11,500,000 in connection with the Property to date, as reflected in an audit report of an independent accounting firm (which also includes audits of all rehabilitation expenses). SAPLA has approval from Louisiana that the Property is a certified state film infrastructure project and SAFELA, as lessee of MT, is now operating a production and post - production facility at the Property.

To date Louisiana has certified approximately $6,500,000 of the $11,500,000 film infrastructure expenditure filed for , the tax credits accruing on which SAPLA will assign for cash, with the remaining expenses remaining under consideration by the Louisiana Department of Economic Development (“LED”). SAPLA has received no objections to any of its film rehabilitation expenses from LED as reflected in the audit report submitted to LEDF on July 2, 2012. Under a published Opinion of the Attorney General of Louisiana, the Louisiana tax credits vest upon certification as a film infrastructure project which occurred in 2008. Revenue is not recognized until the required audit or compilation is complete and available to be submitted to the appropriate agency.

Under the terms of the related party agreement between SAPLA and SAE Inc.  proceeds received from the disposition of the tax credits earned by SAPLA on the building are due to SAE to reduce the notes payable to Palm Finance and as fees for services provided by the Company .   SAPLA is due to receive approximately $9,447,544 from disposition of Louisiana and Federal historic rehabilitation and film infrastructure tax credits for the restoration and the establishment of a post-production facility at 807 Esplanade.

SAPLA will pay the proceeds from disposition of such tax credits to SAE Inc. as fee income.  The Company provided “developer” services as concerns oversight of the rehabilitation work carried out on the facility, as well as advisory services in connection with the obtaining of the tax credits, and financial services related to the loans and mortgage. The Company has concluded the services evidence an earning process, in the providing of a service, and as such have recognized revenue in relation to the fair value of the services provided. The fair value of $3,235,000 was determined based on the amounts stated as “qualified expenses” and determined to be reasonable and industry standard in the required audit of cost report expenditures performed on the project by an independent accountant. Any excess over the fair value of the services received by the Company from SAPLA will be recognized as a contribution to capital.

As of December 31, 2012, the current director of LED has toured 807 Esplanade and seemed satisfied with his review.  He requested the building get a permanent business license and to confirm that the equipment in the building is permanent.  The permanent business license was obtained on April 1 and the permanency of the equipment was confirmed by that date as well.

As of June 30, 2013, the Louisiana Department of Economic Development has not issued a Tax Credit Certification Letter as pertains to the LFI credits, and on June 23, 2013 SAPLA received a letter from the Louisiana Economic Development (“LED”) office that they could “not proceed further with any consideration to approve” the tax credits until SAPLA proves they have the correct occupational license from the city. SAPLA does have the appropriate license and is currently appealing this notification. In light of these subsequent occurrences, management has determined that the amount underlying the LFI credits should be reserved against as of June 30, 2013, until such time as the Tax Credit Certification Letter is received by SAPLA.

Additionally, the State Historic Preservation Office (“SHPO”) has not yet issued their Part III approval, confirming what amount of the tax credits they are approving. In October 2012 the SHPO sent SAPLA some questions on their expenditures, which were answered by the independent auditor who performed the required audit of the cost expenditures, but there has been no further correspondence since. SAPLA is pursuing the issue with SHPO to force them to state the amount of tax credits they are approving, based on a recent law in Louisiana which says SHPO must state which line item they are disallowing. Therefore, the Company has also determined to reserve against the amount of the proceeds representing the LHR credits, until such time as SAPLA resolves the issue with SHPO and receives a Part III approval.

The total reserve recognized as of June 30, 2013 for the fee income from related party is $1,180,000, which represents the cash proceeds underlying the LFI and LHR tax credits in excess of the $3,235,000 recognized as revenue, and reduces the receivable amount to the amount the Company has determined to be known to be collectible, the amount of the cash proceeds underlying the Federal tax credits.

NOTE 5 – FILM COSTS

Film costs as of June 30, 2013 and June 30, 2012 are as follows:

	June 30, 2013	June 30, 2012
Released, net of accumulated amortization	$3,314,728	$7,365,186
Completed and not released	—	—
In production	1,209,931	6,286,587
In development	3,844,027	960,835
	$8,368,686	$14,612,608

Amortization of film costs was $2,044,272 and $3,996,576 for the years ended June 30, 2013 and 2012. The Company estimates that its amortization expense in the next year will be $1,275,000.

The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model. As a result of the impairment evaluation the Company recognized an impairment of $2,054,171 and $9,494,247 (Restated) in the years ended June 30, 2013 and 2012, respectively, based on reduced ultimate revenue estimations.

All Exploitation Costs (comprising of direct costs, including marketing, advertising, publicity, promotion, and other distribution expenses) incurred in connection with the distribution of a film) are expensed as incurred in accordance with ASC 720-926-25-3.

No participations have been recorded as the Company   does not believe anything will be due in the next 12 months.

NOTE 6 – MUSIC ASSETS

Music assets are as follows:

	June 30, 2013	June 30, 2012 (Restated)
Music assets	5,423,205	$6,324,158-
Intangible Assets – music assets	-	1,000,000
	5,423,205	7,324,158

Impairment recognized during the year	4,718,205	3,035,000

Total music assets	705,000	4,289,158
Less: Accumulated amortization	408,205	-
Total music assets, net of accumulated amortization	296,795	$4,289,158

There were two separate transactions in which SAE acquired the “music assets”.  One was an Asset Purchase Agreement with David Michery, which was accounted for as an asset purchase.  In this transaction SAE acquired the music assets comprised of masters recordings. The other was the BJM acquisition, in which SAE acquired the stock of BJM, which was accounted for as a business combination

The initial material assets that were acquired from David Michery comprise 52 completed sound recordings including  two completed albums with “DMX”, up to two additional albums from “DMX” and up to five albums from “Bone Thugs-N-Harmony”. The music assets were initially recorded at the fair value of the preferred stock issued, less the amount of preferred stock held in escrow, which was $5,000,000.

The BJM transaction qualified as an acquisition of a business, as defined in ASC 805-10-55-2, as the Company, the acquirer, gained control of BJM by issuing Series B Preferred Stock as consideration. BJM falls under the definition of a business, as set forth in ASC 805-10-55-4 through 7, as although BJM was not operational, they had inputs, in the form of intangible assets, including access to artists and customers and distribution channels and were pursuing a plan to produce outputs (the recordings and CDs or digital downloads).  .

At the time of acquisition the only assets were the intangibles, and certain media credits, which could not be precisely valued. BJM’s common shares were not publically traded, and therefore, were also difficult to value. In accordance with ASC ASC 505-50-30-6 which gives guidance on how to measure the equity issued in a non-monetary exchange, as the value of the Company’s Series B Preferred Stock was determined as the most readily determinable, the consideration was calculated as the fair value of the Series B Preferred Stock, which was determined to be $1,000,000. Per the guidelines for acquisition accounting, as the only asset was the intangible assets, which could not be clearly and separately identified in a cost effective manner,, the $1,000,000 consideration was allocated to the fair value of “Intanbible Assets - music assets”.

The contracts with DMX and BTH allow for royalties varying from 12% to 20%, based on sales and other varying terms, be paid to the artists after initial advances are recouped by the Company. The Company does not anticipate that any additional royalties will be due after recoupment.

The Company capitalized $606,774 and $1,324,158 in music costs during the years ended June 30, 2013 and 2012, respectively, representing costs incurred in the production of the current DMX album and related videos.. The Company will begin to amortize the music assets once the related records are released, over the estimated life of the recorded performance using a method that reasonably relates the amount to the net revenue expected to be realized.

The $408,205 was the amortization charge based on sales of the DMX “Undisputed” album compared to current forecast sales for the assets acquired.

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model. As of June 30, 2013 and June 30, 2012 , the Company recognized impairment losses of $ 4,718,205 and $3,035,000 (restated), respectively. The first of the DMX albums, “Undisputed”, was released in September 2012, and sales were below expectations. Management analyzed the realizability based on future use of the music assets and adjusted their estimations of sales on the albums to be released based on the remaining masters, which include one additional album for DMX and one album for Bone Thugs-N-Harmony, to reflect the actual sales and profit recognized on Undisputed The impairment in the year ended June 30, 2012 was determined as the difference between the original consideration and the expected sales on the albums to be released from the masters acquired, and additionally included all of the intangibles, which were determined to have no future use.

NOTE 7 – BUILDING IMPROVEMENTS

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company.  SAFELA has a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility.   The Company has since assumed the liability for $1,000,000 of these loans plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance. Additionally, a construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade.

The Company did not receive any consideration or benefit when they assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as a analogy.  As the guidance on financial guarantees does not address  which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt “Building Improvements related to indebtedness”  The Building Improvements will be amortized in a manner similar to leasehold improvements, over the life of the lease (30 years). The post production facility commenced operations on July 1, 2012, and the Company began amortization of the building improvements on July 1, 2013. Amortization expense for the year ended June 30, 2013 was $164,526.

NOTE 8 – INCOME TAXES

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at June 30:.

	2013	2012
Deferred tax assets
NOL carryforwards	$11,413,000	$3,792,000

Valuation allowance	(11,413,000)	(3,792,000)
Net	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance increased $7,621,000 between the year ended June 30, 2012 and 2013.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $33,569,000, at June 30, 2013, which expire in varying amounts through 2032.

For the years ended June 30, 2013 and 2012, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2013	2012
Tax statutory rate	(34.0)%	(34.0)%
Valuation allowance	34.0	34.0
Effective rate	0.0%	0.0%

NOTE 9 – LOANS

Indebtedness as of June 30, 2013 consists of:

Lender	Balance	Interest Rate	Issuance Date	Maturity Date

Film and Production Loans:

Palm Finance Corporation	$5,479,777	18%			Forebearance agreement /workout agreement number 6
Palm Finance Corporation	2,221,572	18%			Forebearance agreement /workout agreement number 6
Palm Finance Corporation	113,064	10%	7/30/2012		Due on demand or on settlement of the Content litigation

	$7,814,412

Conversions:

Trafalgar Capital	$585,729	9%	10/15/2008	8/31/2009	Conversion price is Market price
JMJ Financial	438,373	10%	6/29/2012	10/27/2012	Conversion is only on default and is the lower of $0.04 or 80% of the average of market price as defined in agreement
GHP	137,573	18%	1/21/2011	4/30/2012	Conversion price is Market price
Tonaquint	447,975	8%	8/22/12	7/2/13	The conversion price shall be the fixed conversion price of $0.04 subject to standard anti-dilution provisions
Beaufort Ventures PLC	240,132	10%	7/31/2012	8/30/12	Conversion price is 6 of market price as defined in agreement
Beaufort Ventures PLC	163,932	10%	7/26/12	2/25/13	Conversion price is 65% of market price as defined in agreement
Runway Investments, LTD	154,582	12%	11/1/12	9/30/12	The conversion price will be the lower of the fixed conversion price of $0.20 or the variable conversion price which is equal to 75% of the market price as defined in the agreement
Sendero Capital Ltd	292,986	12%	1/24/12	9/30/12	The conversion price will be the lower of the fixed conversion price of $0.20 or the variable conversion price which is equal to 75% of the market price as defined in the agreement
Isaac Capital Group LLC	148,825	12%	1/20/12	6/30/12	The conversion price shall be the fixed conversion price of $0.15 subject to standard anti-dilution provisions
Beaufort Ventures, PLC	82,110	10%	7/19/12	7/19/12	Conversion price is 65% of market price as defined in agreement
Beaufort Ventures, PLC	54,740	10%	7/19/12	7/19/13	Conversion price is 65% of market price as defined in agreement
Beaufort Ventures, PLC	27,192	10%	8/14/12	2/8/13	Fixed conversion price of $0.02. If at any time after maturity date the share price in any 10 day trading period is trading at below $0.03/share there will be a one time reset to 70% of the average of the VWAP during 10 such trading days
Beaufort Ventures, PLC	78,921	12%	1/22/13	7/22/13	The conversion price shall be the fixed conversion price of $0.15 subject to standard anti-dilution provisions, and reset upon default, as defined in agreement
CMS Capital	39,503	12%	12/15/2011	6/30/12	The conversion price shall be the fixed conversion price of $0.15 subject to standard anti-dilution provisions, and reset upon default, as defined in agreement
Hanover Holdings LLC	280,581	10%	2/23/12	4/23/13	The conversion price shall be the fixed conversion price of $0.20 subject to standard anti-dilution provisions
Beaufort Ventures PLC	56,066	12%	6/26/12	6/26/13	Conversion price is 65% of market price as defined in agreement
Agua Alta (Cold Fusion)	112,164	12%	6/25/12	6/25/13	Conversion price is 65% of market price as defined in agreement
Beaufort Ventures PLC	12,015	12%	11/30/2011	11/30/2013	Conversion price will be 75% of the closing price of the previous day to conversion
Tripod Group, LLC	108,685	12%	1/2/12	1/2/13	The conversion price will be the lower of the fixed conversion price of $0.235 or 75% of the average of VWA, as defined in agreement
Beaufort Ventures, PLC	48,009	12%	6/4/12	6/10/12	Conversion price is 65% of market price as defined in agreement
Old Capital Ltd	277,166	12%	5/31/12	11/30/2012	Conversion price is 65% of market price as defined in agreement
WHC Capital	79,097	10%	5/20/13	5/20/14	The Conversion Price shall be equal to sixty five percent (65%) of the average price of the three (3) lowest closing prices during the ten (10) trading days prior to date of such conversion,
Firerock	81,335	5%	12/8/12	7/15/13	The Conversion Price shall be the lower of $0.02 and sixty percent (60%) of the closing price of the day immediately prior to the Holder's exercise of his conversion rights
Elegant Funding	17,975	18%	6/5/13	1/5/14	Conversion price shall be 70% of the lowest closing bid ptive during the 10 trading days prior to conversion
Firerock	719	12%	7/31/12	6/14/13	Conversion price shall be the lesser of $0.06 or 60% 0f the lowest trade price in the 25 days prior to conversion
WHC Capital	26,036	21%	4/19/13	4/18/14	Conversion Price shall be equal to 75% of the average price of the 3 lowest closing prices during the 10 trading days prior to date of such conversion
WHC Capital	20,472	21%	5/20/13	5/20/14	Conversion Price shall be equal to 65% of the average market price as defined in the agreement
Tangiers	40,630	10%	10/15/2012	10/15/2014	Fixed conversion price of $0.0119. If at any time after maturity date the share price in any 10 day trading period is trading at below $0.0117/share there will be a one time reset to 70% of the average of the VWAP during 10 such trading days
Tangiers	20,382	10%	5/31/13	5/31/14	Conversion price is 70% 0f the 10 day trading VWAP before conversion.

	$4,073,901

Mortgage and Construction Loan					Forebearance agreement /workout agreement number 6
Palm Finance Corporation- mortgage and construction loan	$3,743,286	15%

	$3,743,286

Indebtedness as of June 30, 2012 consists of:

Lender
Film and Production Loans

Palm Finance *	$4,324,431	18%	Forebearance agreement
Palm Finance	82,354	18%	Forebearance agreement

Palm Finance *	1,538,218	18%	Forebearance agreement

120db Film Finance LLC	4,425	Non stated	Due on demand

Cold Fusion Media Group LLC	175,000	10%	Due on demand
	$6,124,428

		Original agreed
		Conversion rate	Issue Date	Maturity Date	Variable Terms
Convertibles

Trafalgar Capital	531,986			Due on demand
TCA	62,149		3/31/2011	9/30/2011
GHP	137,573
JMJ Financial	500,137		6/30/2012	10/27/2012
Hanover Holding	$160,479	$0.10	19/10/2011	18/05/2012	Price will reset if not converted within 8 months
Hanover Holding	$65,821	$0.10	16/11/2011	16/02/2012	Lower of fixed and variable conversion price
Beauvoir Capital Ltd	$110,899	$0.20	22/11/2011	31/03/2012
FireRock	$28,784	$0.25	12/12/2011	12/06/2012	Lower of fixed and variable conversion price
Aegis – Tripod	$35,504	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Aegis – CMS	$35,503	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Aegis - Rachel	$35,503	$0.27	15/12/2011	30/06/2012	Price will reset if not converted within 8 months
Runway	$200,682	$0.20	11/01/2012	30/09/2012	Lower of fixed and variable conversion price
Tripod	$52,729	$0.24	16/01/2012	30/06/2012	Lower of fixed and variable conversion price
Isaac Loan	$263,315	$0.03	20/01/2012	30/06/2012	Lower of fixed and variable conversion price
Sendero	$262,986	$0.20	24/01/2012	30/09/2012	Lower of fixed and variable conversion price
Tripod - $150k	$125,918	$0.24	01/02/2012	01/02/2013	Lower of fixed and variable conversion price
Briskin $100k	$104,866	$0.23	03/02/2012	03/02/2013	One time conversion price reset
Hanover	$420,053	$0.10	23/02/2012	23/08/2012	Lower of fixed and variable conversion price
Briskin - $50k	$52,500	$0.09	04/04/2012	10/10/2012	One time conversion price reset
Briskin - $40k	$41,667	$0.09	13/04/2012	22/10/2012	One time conversion price reset
Briskin - $60k	$62,500	$0.09	17/04/2012	22/10/2012	One time conversion price reset
Briskin - $45k	$46,350	$0.07	14/05/2012	22/10/2012	One time conversion price reset
Firerock - $62,500	$62,654		21/06/2012	21/12/2012	Lower of fixed and variable conversion price
Agua Alta (Cold Fusion)	$100,163	****	25/06/2012	25/06/2013	35% discount from previous day's closing price
Beaufort	$50,066	****	26/06/2012	26/06/2013	35% discount from previous day's closing price

Beaufort - $100k (807 Esplanade)	$102,794	****	06/04/2012	05/04/2013	35% discount from previous day's closing price
Beaufort - $250k (807 Esplanade)	$256,411	****	13/04/2012	12/04/2013	35% discount from previous day's closing price
Old Capital - $250k (807 Esplanade)	$252,466	****	31/05/2012	30/05/2013	35% discount from previous day's closing price
	$4,162,458

Mortgage and construction:
Palm Finance - mortgage and construction loan	$3,001,271	15%	Forebearance agreement

*The Company does not agree with $957,696 of interest charged by Palm on these two film loans and believes the dispute will be resolved once the loans are repaid.

The loan amounts at June 30, 2013 and 2012 include accrued interest of approximately $4,227,000 and $2,940,000 respectively.

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

In July, 2011 we entered into an amended financing agreement with Palm in to refinance the existing indebtedness secured by our production and post-production facility in New Orleans, Louisiana under which Palm has acquired the existing credit facility of $3,700,000 plus accrued interest of our affiliate SAPLA for $1,000,000 of this amount plus a continent sum of $750,000 (contingent on receipt of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) and  advanced an additional $1,800,000 to complete renovation and construction of this facility. Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the Property.   Under this arrangement the group guaranteed the debt on the post production facility and Palm forgave a total of $4,458,624 of principal and interest on the two production loans as well as reduced the liability on the New Orleans production facility by $1,950,000 in exchange for the group guaranteeing the production facility debt.   The reduction in principal and interest has been recognized in the year ended June 30, 2012 as Other Income (restated). Palm’s advance and interest at the rate of 15% per annum are due and payable within five years and are secured by the property at 807 Esplanade Avenue in New Orleans and Louisiana film infrastructure and historical rehabilitation credits, as well as Federal historical rehabilitation credits associated with the Property and cross guaranteed the Company,  its affiliates and CEO,  Peter Hoffman.

In June, 2012 as detailed in Note 7, the Esplanade debt was assumed by SAFELA in connection with a 30 year lease on the facility.  SAFELA was in turn acquired by the Company.

Trafalgar

SAP Plc. Borrowed £1,000,000 ($1,651,000 ) convertible debenture from Trafalgar Capital Special Investment Fund (“Trafalgar”) that came due on June 30, 2009.We were unable to repay the debenture and as a result, we defaulted on a payment of £1,000,000 plus interest to Trafalgar Capital Special Investment Fund in June 2009.

On September 2, 2009 the Group repaid Trafalgar $1,000,000 as a partial payment against this loan, with the remaining balance subject to repayment in cash or convertible to the shares of common stock of the Group at the conversion terms as agreed between Trafalgar and the Group. On June 22, 2010 an amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to December 31, 2010, and the Group agreed to issue  971  shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the shares of common stock.  Subsequent to June 30, 2010, a further amended agreement was entered into with Trafalgar for an extension of the due date of the convertible debentures to March 31, 2011, and the Group agreed to issue 1,214 shares of common stock to settle a portion of the debt. Trafalgar agreed to reduce the loan amount from the proceeds it received from selling the 1,214 shares of common stock. There have been no subsequent extensions and the loan remains past due. Interest is being accrued accordingly.

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

The convertible debentures are convertible at $0.20, which is above the market value of the Company’s common stock on issuance date, so there is no beneficial element recognized.  As a condition of the amendment the outstanding balance of the first note was increased to $412,990 (to be reduced by $50,000 if the note is paid on its maturity date).  The notes are payable on certain instalment dates, to be satisfied by conversion of the instalment amount, or cash, at the option of the Company (provided no equity failure conditions, as defined in the agreement, exist, in which cash the instalment payment must be in cash.)  As part of the amendment, Tonaquint entered into a Pledge Agreement with Peter Hoffman, for 140,000 post split/7,000,000 pre split shares of the Company’s common stock as collateral against repayment of the note.  In the event of a default on the notes the holder may transfer and sell the pledged shares and apply the proceeds against the outstanding amounts on the notes. (Note 3)

Convertible Debentures

The Company has evaluated the convertible notes for embedded derivative features and has determined that no derivative liability exists.

Convertible debts are all convertible to common stock on maturity at the option of the lender. They all bear interest at varying rates and convert at different times and at fixed or variable conversion prices according to the contract.

Substantially all of the convertible debentures issued in the year ended June 30, 2013 were in exchange for existing loans or other debt of the Company, under assignment agreements between the original noteholder and the new noteholder.  The exchanges were evaluated for any gains or losses to be recognized upon extinguishment of the original debt, and it was determined there were no gains or losses to be recognized.

The Company has evaluated their convertible notes for embedded derivative features and has determined that no derivative liability is necessary to recognize, as the varying conversion price is based on the trading value of the Company’s stock, which is considered indexed to one’s own stock, and therefore is fixed, . Convertible debts are all convertible to common stock at the option of the holder. They all bear interest at varying rates and convert at different times and conversion  prices according to the contract.  The conversion features were evaluated for any beneficial aspect and determined that no beneficial conversion feature is necessary to recognize.

NOTE 10 – EQUITY TRANSACTIONS

Fourth Quarter ended June 30, 2013 :

Between April 1, 2013 and June 30, 2013 the Company issued 37,130,383 shares of the Company’s common stock upon conversion of $468,099 of notes payable, under the original conversion terms of the convertible debentures.

The Company also issued 5,059,530 shares for services provided, with a fair value of $120,776, valued at the trading price of $XXX on the issuance date.

Third Quarter ended March 31, 2013: (all figures quoted reflect the 1:50 reverse split on May 2, 2013)

Between January 1, 2013 and March 31, 2013, the Company issued 3,552,522 common shares at an average price of $0.40 per share.

2,450,293	common shares were issued in satisfaction of film and production debt totaling $844,707 converted at an average conversion price of $0.34 per share.
612,350	common shares were issued in satisfaction of various expenses totaling $173,075 converted at an average conversion price of $0.28 per share.
145,588	common shares of S-8 common stock were issued for consulting services totaling $134,994 at $0.93 per share
20,000	common shares were issued at $0.25 per share upon conversion of $5,000 in partial settlement of a music contract
324,292	shares were issued as collateral in settlement of an outstanding judgment related to Nine Miles Down UK Ltd at $0.85 per share in satisfaction of a debt of $275,246
3,552,522	Total shares issued in the quarter

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

Fourth Quarter Ended June 30, 2012:

Between April 1, 2012 and  June 30, 2012,  the Company issued  1,140,343 shares at an average price of $4.81 per share.  The total number of shares outstanding on June 30, 2012 was 1,739,900

111,143	common shares were issued in part payment of the Palm debt to the value of $430,000 at an average conversion price of $3.87/share .
174,240	common shares were issued in satisfaction of the Blue Rider debt of $980,000 at an average conversion price of $5.62/share
160,556	common shares were issued in satisfaction of the Cold Fusion debt of $725,000 was converted at an average conversion price of $4.52/ share.
40,118	common shares were issued against the Pool Boys tax credit loan of $100,000 at an average conversion price of $2.49/share.
16,071	common shares were issued for cash, for the music company at $6.22/share
69,908	common shares were issued for consulting services totalling $513,321 provided under the S-8 authority at $7.34/share
156,158	common shares were issued as general loans totalling $494,152 at $3.16/share
357,143	common shares were issued to Peter Hoffman in satisfaction of a debt of $877,824 at $2.46/share
55,006	common shares were issued to cover 807 Esplanade construction fees totalling $200,000 at $3.64/share
1,140,343

Third Quarter Ended March 31, 2012:

Between January 1, 2012 and March 31, 2012, the Company issued  276,411  shares at an average price of $13.30 per share.

96,425	common shares were issued in satisfaction of the $943,580 of newly converted film debt at an average conversion price of approximately $9.80/share .
65,237	common shares were issued in satisfaction of $929,596 of overhead at an average conversion price of $14.00/share
49,889	common shares were issued on the conversion of old notes including the final conversion of the Runway convertible notes, total debt of $516,568 was converted at an average conversion price of $10.50/ share.
43,928	common shares were issued in satisfaction of $698,736 of film loans previously converted at an average conversion price of $16.10/share.
17,143	common shares were issued as restricted stock for cash, to Blue Rider at $0.50/share
3,789	common restricted shares were issued for consulting services provided under the S-8 authority at $19.60/share
276,411

Second Quarter Ended December 31, 2011:

Between October 1, 2011 and December 31, 2011 the Company issued  163,868  shares:

66,272	common shares were issued in satisfaction of the $612,336 of convertible debt shares at an average conversion price of $9.10/share .
40,734	common shares were issued on the conversion of the Agua Alta, Sendero and Isaac convertible notes totalling $427,706 at an average conversion price of $10.50/ share.
49,863	common shares were issued in satisfaction of $906,000 of corporate loans at an average conversion price of $18.20/share.
5,714	common shares were issued as restricted stock for cash, $250,000 to Fletcher and $150,000 to Goldstrand at $70.00/share
1,071	common restricted shares were issued for investor relations services at $25.20/share
214	common restricted shares were issued to a director in lieu of compensation at $35.00/share
163,868

First Quarter Ended September 30, 2011:

During the three months ending September 30, 2011, Company issued  92,805  shares in satisfaction of $3,188,028 of outstanding loans payable and accrued interest, consisting of $225,000 of convertible notes payable and $2,963,028 of film and production loans. The conversions were done at contractual share prices ranging from $.20 to $2.00 per share (pre-reverse split, equal to $14.00 to $140.00 post-split).

In July 2011, the Company also issued 143 shares for investor relations services valued at approximately $10,000.

As of September 30, 2011, $1,986,722 of stock was fully paid but still to be issued, consisting of $1,251,250 of Series A preferred stock and $735,472 of debt that was being converted to equity.

Warrants and Options:

•	During the year ended June 30, 2012, the Company issued 1,429 options to the seven members of the board of directors. These options have a five year term and a strike price equal to the closing price of the Company’s stock at the date of issue. Each director was issued 5,714 options with a strike price of $30.80 on October 14, 2011 and 714 options with a strike price of $27.30 on December 6, 2011. Half of the options vested on December 31, 2011 and the remaining half vested on December 31, 2012.

•	During the quarter ended June 30, 2012, the Company issued 28,571 options to David Michery in conjunction with his employment agreement with the Company. These options have a strike price of $12.60 and vest and shall be exercisable in equal monthly instalments over the term of his employment agreement, which is February 22, 2012 through December 31, 2016 . The Company measures compensation expense related to stock options with the Black Scholes option pricing model, and recognizes expense over the vesting period. The employment agreement was terminated as part of the settlement agreement with Mr. Michery.

•	During the quarter ended June 30, 2012, the Company has agreed to issue 714 options per year to Jake Shapiro in conjunction with his employment agreement with the Company. These options have a strike price equal to the closing price of the Company’s stock at the date of issue, with the exception of the first year, which the strike price was set at $55.30 per share. The Company measures compensation expense related to stock options with the Black Scholes option pricing model, and recognizes expense over the vesting period. The employment agreement was terminated as part of the settlement agreement in May 29, 2013, with Big Jake Music.

•	On June 29, 2012, 119,048 warrants were issued to JMJ Financial. These options have a strike price of $2.10

No warrants or options have been exercised through June 30, 2013.

Convertible Preferred Stock

•	125,125 shares of Series A Cumulative Convertible $10.00 Preferred Stock with a dividend rate of 8% (payable quarterly) were issued in November 2011. The conversion price into common stock of the Company is $10.50/share.

•	180,000 Series B convertible preferred stock, $100.00 par value, were issued to acquire music assets for the Company (Note XX). 120,000 of these shares were in escrow and shown on the balance sheet as a reduction in equity as of June 30, 2012. The per-share conversion price for the Series B Preferred Stock is $1.10.

The Preferred Shares include piggyback registration rights. There are no damages or penalties for failure to file or maintain a registration statement.

During the year ended June 30, 2013 38,000 of the Series B convertible preferred shares were converted into common shares and 100,000 shares were cancelled in connection with settlement agreements.

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

The activity of the non-controlling interest as of June 30, 2013 is as follows:

Initial balance recognized at July 1, 2012	$-
Non-controlling interest's proportionate share of Net loss for the year ended June 30, 2013	353,530

Non-controlling interest at June 30, 2013	$353,530

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Further Share Issue to SAE Inc.

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a 100% owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares of SAE were issued to PLC in order to satisfy any remaining obligations.  SAE Inc. may issue more shares of its common stock to resolve any claim made on the liquidation of PLC. The 2,000,000 pre-split shares were originally booked on January 27, 2012 at the market price on the day the SEC approved the transaction i.e. $3.94/share. Management now believe the shares should be booked at the August 31, 2012 market price of $0.66/share which is the date from which the shares in SAE were tradeable.

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

As part of the assumption of the mortgage and construction loans regarding 807 Esplanade, the Company has agreed to pay an additional $750,000 in connection with the loan, contingent on the receipt of at least $5,000,000 in cash proceeds from the tax credits earned by SAPLA. As the Company has determined it is not probable at this point that the $5,000,000 will be achieved, they have not recognized the $750,000 in the accompanying financial statements.

Armadillo

The Company has guaranteed a $1,000,000 note plus interest due to Armadillo by the Employee Benefit Trust of the Company’s listing predecessor resulting from the purchase of Seven Arts preferred stock from Armadillo.

Fireworks Litigation

The Company obtained summary judgment on February 10, 2011 in an action in Ontario Superior Court, Canada, against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of five motion pictures Rules of Engagement, An American Rhapsody, Who Is Cletis Tout, Onegin, and The Believer, (the “Copyrights”). CineVisions v. Fireworks International, No. 03-CV-247553 CM2. The Company has filed on September 7, 2011, an action in the High Court of England and Wales on September 7, 2011 against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. Seven Arts Filmed Entertainment v. Content Media Corp. No. HC11CO3046. The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content. The Company’s motion for summary judgment against Content in the United Kingdom was denied demurred on March 18, 2013, but the dismissal did not consider the merits of the Company’s claims, only that Content was not bound by the Canadian judgment. The Company has also filed on May 27, 2011 an action in United States District Court in Los Angeles, California against Paramount Pictures for infringement of the Copyrights. Seven Arts Filmed Entertainment v. Paramount Pictures Corp. No. CV 11-04603. This action was dismissed on October 3, 2012 by the District Court based on a claimed application of the statute of limitation and we have appealed to the Ninth Circuit No, 11-56759, the argument on which was heard on August 28, 2013.

Jonesfilm

Seven Arts Pictures plc (“PLC”), the Company’s listing predecessor, its then-subsidiary Seven Arts Filmed Entertainment Limited (“SAFE”) and Seven Arts Pictures Inc. (“SAP”), were the subject of an arbitration award of attorney fees totaling approximately $ 246,000, with interest and charges, both of which were reduced to judgment in favor of Jonesfilm (“JF ”) in a judgment dated June 19, 2007 entered by United States District Court in Los Angeles, California (“Judgment”).  This amount is included in Accrued Liabilities on the accompanying financial statements.    JF asserts that the Company is liable as the “successor in interest” to PLC, which the Company denies.   JF has sought to enforce the Judgment against SAFE, Mr. Hoffman and SAP in proceedings filed on July 28, 2009 in United States District Court in New Orleans, Louisiana, in Case Nos. 09-4814/4815.  Thereafter, Jonesfilm filed claims purportedly against the separate property of Mr. Hoffman’s wife in Case Nos. 11-1994 and 12-0535.  Mrs. Hoffman filed action against Jonesfilm to seek relief (from Jonesfilm’s actions against her and her separate property).  All proceedings are still pending.   Mr. Hoffman and SAFE have appealed to the Fifth Circuit (No. 11-311 24) an order of garnishment against Leeway and penalties and legal fees awarded in connection with that order of garnishment, which appeal was denied.  The Company does not believe it owes any amounts over the amount already accrued above.

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

Arrowhead filed an action on September 22, 2010 in New York Supreme Court, New York, New York, Arrowhead Target Fund v. Hoffman No. 657481/2010, which seeks recovery from the Company of the monies which the Company has retained under its interpretation of the relevant agreements with Arrowhead. In addition, Arrowhead makes substantial additional claims against the Company, Mr. Hoffman and SAP Inc. regarding claimed breaches of the terms of the operative agreements, including failure to properly account, failure to turn over materials, failure to remit monies collected, and similar matters. The claims against the Company for these breaches of warranties for damages are $8,300,000 although Arrowhead states no basis for this amount.

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

Arrowhead has purported to amend its claim against the Company and the other defendants. The Company has moved for dismissal of these claims on the same grounds. A former counsel for SAFE and Mr. Hoffman failed to appear at a hearing and the Court orally entered default against SAFE and Mr. Hoffman on October 7, 2013, both of whom will move to vacate the order for the motion to dismiss based on lack of personal jurisdiction on the merits The Company continues to believe that Arrowhead’s claims against the Company are without substantial merit and will vigorously defend. The Company has accrued $744,000 as a loss contingency on this matter.

Arrowhead has purported to amend its claim against the Company and the other defendants. The Company will seek dismissal of these claims on the same grounds. As of June 30, 2013, and through the date of this filing, there have been no further development.  The Company continues to believe that Arrowhead’s claims against the Company are without substantial merit and will vigorously defend.  The Company has accrued $744,000 as a loss contingency on this matter.

Arrowhead Capital Partners – ACG Loan

PLC, SAP and SAFE, and several special purpose companies formed by SAP were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in Note 13 under “Production Loans”. Arrowhead Capital Finance v. Seven Arts Pictures, No. 601199/10.  The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan.   ACG and the Company filed our motion for summary judgment which resulted in summary judgment in favor of ACG against SAFE, SAP and the special purpose companies.  That summary judgment is on appeal to the New York Court of Appeals.  As of June 30, 2013, and the date of this filing, there has been no decision in the appeal.  The Company plans to vigorously defend this matter and cannot yet determine the probability of the outcome.  The Company has not accrued a loss contingency on this matter and it is not a defendant in this action.  Any claim against SAFE will be subject to the customary liquidation proceedings of SAFE under the law of the United Kingdom.

Investigation into Claim for Tax Credits (SAPLA)/ Possible Litigation Re: Tax Credits

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

SAPLA, controlled by Mr. Hoffman’s wife, filed legal action in the 19th District Court in Baton Rouge, Louisiana in August, 2013 to require the Louisiana Department of Economic Development and State Historic Preservation Office to certify the tax credits due SAPL A, the proceeds of which have been assigned to the Company.

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

On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California in Los Angeles, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Parallel Media v. Seven Arts Entertainment, No. SC114182. A request for a preliminary injunction was denied by the Superior Court.   Parallel was permitted to pursue a claim in the Los Angeles Superior Court for alleging that the Asset Transfer Agreement dated July 1, 2011 between PLC and the Company (“ATA”) was not for fair consideration.  Parallel’s motion for summary judgment has been denied. The Company believes that a favorable decision by the liquidator as discussed above will resolve this action in the Company’s favor. The Company has not accrued for a loss contingency in this matter. The potential loss to the Company could be between $million and $1.75 million.

The liquidator has been advised in a letter from its counsel dated October 10, 2013, that the Company may be obligated to reimburse the liquidator for additional shares of the Company’s common stock by reason of the reduction in the value of the Company’s common stock issued to PLC pursuant to the ATA, from July 1, 2010 to August 31, 2011. The Company had previously offered to the liquidator to make such an adjustment in the consideration paid pursuant to the ATA. The Company intends to negotiate an amicable resolution of this issue with the liquidator which counsel believes should resolve any claims by Parallel.

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

Commitments:

Employment agreements

We have an employment agreement with Peter Hoffman pursuant to which he will act as our CEO until December 31, 2018. He has taken a leave of absence until December 31, 2013, and has waived his salary in that period. In connection with that employment agreement, we have granted Mr. Hoffman:

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

We have an employment agreement with Kate Hoffman for a term ending on April 30, 2018, pursuant to which she will act as our COO at a salary of £100,000 per year plus bonuses and expenses. Ms. Hoffman’s contract contains a ‘‘non-compete’’ clause pursuant to which she will be excluded from competing against us for 6 months following the date of her termination.

We have a consultant agreement with Candace Wernick pursuant to which she will act as chief financial officer for compensation of $167,000 per year and expenses, as well as additional compensation for special projects. The contract automatically renews each July 15, unless advance notice is given.

Appointment of new Chairman and President

On April 2, 2013, we appointed Vince Vellardita as President and Chairman of the Board of Directors., pursuant to a three-year employment agreement dated April 1, 2013. Pursuant to the employment agreement, Mr. Vellardita will receive an annual salary of $200,000 payable on a monthly basis and a bonus of 10% of any net income realized by the Company or its subsidiaries for the music and movie license agreements to be entered into with him. Mr. Vellardita will also be entitled to reimbursement of all reasonable and customary expenses and other benefits that are generally available to the Company’s employees. On August 29, 2013 Mr. Vallardita resigned from the Company and $40,000 (to be satisfied in common stock of the Company) has been accrued in the accompanying financial statements as settlement of his employment contract.

Leases – 807

The Company, through its subsidiary SAFELA, has a sublease on the property at 807 Esplanade, New Orleans, Louisiana, which houses the post-production facility. The sublease is with 808 Espanade Ave MT, LLC, and unrelated party, who leases the property through a master lease with SAPLA. The term of the lease is for 30 years, terminating on December 31, 2024, with annual rent of $110,000.

Lease – West Hollywood

The Company has entered into a lease for their West Hollywood office which commenced on January 1, 2011 and terminates on December 31, 2016, with a monthly base rent of approximately $9,516. The Company has the option to extend the lease period for one five year period. The base rent shall increase annually by the Consumer Price Index, but in no case to be less than 3% or greater than 6%.

On February 1, 2012, the Company and landlord amended the lease to include additional space for a new total base rent of $15,138, and extended the lease term through December 31, 2017. As of June 30, 2012 the Company has vacated the additional space, and the landlord has leased the space to new tenants. The Company and management are negotiating a settlement on the termination of the lease, for which $75,000 has been included in accrued expenses.

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

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. As of June 30, 2013 and June 30, 2012, all of the Company’s financial assets and liabilities were considered current and due to the short maturity the carrying amounts are considered to approximate fair value.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent stock issuances:

The Company issued the following shares of common stock subsequent to June 30, 2013:

Between July 1, 2013 and October 15, 2013, the Company issued 172,952,931 common shares at an average price of $0.001962 per share. The total number of shares outstanding on October 15, 2013 was 219,276,228.

154,127,619	common shares were issued in satisfaction of various convertible loans totalling $ 309,250 converted at an average conversion price of $0.002006/share.
18,825,312	common shares were issued in satisfaction of various convertible loans related to construction loans totalling $ 30,000 and was converted at an average conversion price of $0.001594 share.
172,952,931

Debt issuances:

On June 14, 2013, the Company entered into a debt agreement for approximately $216,000 to cover expenses connected to its' film "Schism". The note was not finalized and funded until subsequent to year end, and therefore is not recognized in the loan balance outstanding as of June 30, 2013. The note is due October 31, 2013 and bears interest at 10%.

On September 15, 2013, the Company issued a convertible note for $50,000, due March 15, 2014. The note is convertible at the lessor of $0.003 or 65% of the closing price on the trading day prior to the holder's exercise of the note.

On October 1, 2013, the Company entered into three convertible notes, with two parties. One party acquired convertible notes in the amount of $50,000 and $10,000, the second party's note was in the amount of $10,000. All three notes are due on April 1, 2014, and have the same conversion rate of $0.002, with certain reset rights.

SAFE UK in liquidaton:

On Wednesday, October 9, 2013, Seven Arts Filmed Entertainment Limited (“SAFE”), agreed to voluntary creditors liquidation under the terms of English law.  One of SAFE’s creditors, Content Media, is seeking to convert this proceeding into an involuntary creditors’ liquidation and has filed a petition in the Company’s Court, part of the High Court of London and Wales, No. ________.  SAFE’s agreement to voluntary creditors liquidation follows from the termination of its business by reason of the Asset Transfer Agreement between the Company and SAFE dated January 3, 2012 and the termination of SAFE’s activities in the United Kingdom in May, 2013.  SAFE’s voluntary liquidation was supported by its and the Company’s principal creditor, Palm Finance Inc., which controls more than 50% of the aggregate indebtedness of SAFE.

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

During the year ended June 30, 2013 the joint venture did contract some work with CBS Sports which was purely editorial and digital daily work performed at the facility.  As such, SAFELA is entitled to a twenty percent commission of the gross revenue paid by CBS Sports to Sixteen19.

On August 29, 2013, Vince Vellardita resigned as Chairman and a Director and employee of Seven Arts Entertainment Inc., and its affiliates (the "Company"). Mr. Vellardita will be issued $40,000 in newly issued common stock of SAE, with a restrictive legend under Rule 144. Mr Vellardita will appoint the Company as an agent to license of the television series “AJ Time Traveler” pursuant to a customary distribution agreement subject to good faith negotiation with standard industry parameters. The terms of the agency shall be two years with a commission of 25% to Mr Vellardita of actual collections, whenever such collections are made. Mr Vellardita shall have approval of any cost incurred by the Company above $5,000 in relation to the licensing of “AJ Time Traveler”.

Form S-1:

The Company is currently in the process of responding to SEC comments on the registration statement on Form S-1 which was filed with the SEC on January 22, 2013.

NOTE 15 – Restatement of Previously Issued Financial Statements

The Company is restating the consolidated financial statements for the years ended June 30, 2012 and 2011. The Company identified certain errors as follows:

•	The Company recognized $4,489,721 for forgiveness of debt and interest for the year ended June 30, 2011 based on a verbal agreement with the lender. However, it was not until October of 2011 that all the other terms and issues of the Forbearance and Workout Agreement #6 (“Forbearance agreement”) were memorialized in a formal agreement. Management originally concluded the verbal agreement and finalized agreement were sufficient evidential matter to support the determination that the forgiveness could be recognized during the year ended June 30, 2011. Management has revisited this conclusion and has instead determined, based on the executed formal agreements, to recognize the forgiveness as of the date the Forbearance Agreement was finalized, on October 28, 2011. Therefore, the gain on forgiveness of debt and interest has been restated to be recognized during the year ended June 30, 2012, instead of June 30, 2011.

•	During the year ended June 30, 2012, the Company had recognized $6,459,247 as a one time “Change in estimate on impairment of film costs”. The Company is reclassifying this amount to properly be included as a component of Cost of Revenue.

•	The Company recognized $7,540,898 for “Fee related revenue – related party” in the year ended June 30, 2012. The amounts were clearly labeled and disclosed as between the Company and a related party, on both the face of the financial statements as well as in the footnote disclosures. Upon further reflection, management has determined a more appropriate treatment of the transaction would be to recognize as revenue an amount equal to the fair value for the services as if it had occurred between unrelated third parties. The fair value of $3,235,000 was determined based on the amounts stated as “qualified expenses” and determined to be reasonable and industry standard in the required audit of the cost report of infrastructure expenditures done performed by an independent accounting firm. Therefore, the “Fee related revenue – related party” has been restated during the year ended June 30, 2012, from $7,540,898 to $3,235,000..

•	During the year ended June 30, 2012 the Company revalued Series B Preferred Stock that had been issued in an acquisition for music assets, as an acquisition price adjustment during the measurement period. The “revalue” of the Series B Preferred Stock resulted in a journal entry that debited the Series B Preferred Stock and credited the Music Assets by $4,400,684. Upon re-examination of the facts and accounting literature, management also has determined that the events on which the decision to remeasure the Series B Preferred Stock during the measurement period did not in fact reflect circumstances that existed at the acquisition date. Furthermore, as the Series B Preferred Stock was determined to be classified as permanent equity it should not have been remeasured after initial measurement. Therefore, the financial statements have been restated to reflect this correction of an error, resulting in an increase to both the Music Assets and Series B by $4,400,684.

As a result of the increase to Music Assets as of June 30, 2012, the Company re-evaluated it’s impairment analysis for this date, which has resulted in the recognition of a $3,035,000 impairment in the year ended June 30, 2012.

•	The Company entered into an agreement with Mr. Hoffman whereby he pledged 25,000,000 (pre-splits) shares to a certain noteholder as collateral against the debt. The shares pledged were newly issued to Mr. Hoffman, and under the Company’s original accounting treatment the Company charged the issuance of the shares against Mr. Hoffman’s Due to account. However, per further research of the transaction, if the pledged shares are sold and applied to the note balance, or if the shares are not utilized by the pledges and returned to the Company, Mr. Hoffman’s Due to related party balance as of the date of the agreements, will be reinstated. Due to the future obligation to in substance repurchase the shares and reinstate the Due to related party balance, it has been determined the shares should have been treated as if issued for no consideration, with only recognition of the number of shares issued at par, with an offset to APIC.

Seven Arts Entertainment, Inc.

(Formerly Seven Arts Pictures, Plc)

Consolidated Statements of Operations

For the Year Ended June 30, 2012

	Year Ended June 30, 2012
	(as originally filed)	Foregiveness of Debt	Reclass of "one- time revlauation of film costs"	Impairment of Music Assets	Adjustment of Revenue/AR recognized from SAPLA	June 30, Restated
Revenue:
Film revenue	823,006					823,006
Fee income revenue - related party	7,540,898				(4,305,898)	3,235,000
Total revenue	8,363,904					4,058,006

Cost of revenue
Amortization of film costs	3,996,577					3,996,577
Impairment of film and music costs			6,459,247	3,035,000		9,494,247
Other cost of revenue	899,065					899,065
Cost of revenue	4,895,642					14,389,889

Gross profit	3,468,262					(10,331,883)
Operating expenses:
General and administrative expense	2,251,139					2,251,139
Change in estimate on impairment of film costs	6,459,247		(6,459,247)			-
Bad debt expense	307,481					307,481
Total operating expenses	9,017,867					2,558,620

Income from operations	(5,549,605)					(12,890,503)
Non-operating income(expense)
Other income	31,100	4,458,621				4,489,721
Interest expense	(2,752,682)					(2,752,682)
Interest income	-					-
Total non-operating income (expense)	(2,721,582)					1,737,039

Income/(loss) before taxes	(8,271,187)					(11,153,464)
Change in debt derivative	-					-
	(8,271,187)					(11,153,464)
Provision for income tax (benefit)	-					-
Net income (loss)	(8,271,187)					(11,153,464)

Comprehensive income (loss):
Net income (loss)	(8,271,187)					(11,153,464)
Foreign exchange translation gain (loss)	(13,555)					(13,555)
Comprehensive income (loss)	(8,284,742)					(11,167,019)

		4,458,621	-	3,035,000	-6,305,898

Weighted average number of ordinary shares used in the profit (loss) per share calculation:
Basic	453,057					453,057
Diluted	453,057					453,057

Basic profit/ (loss) per share	(18.26)					(24.62)
Diluted profit/ (loss) per share	(18.26)					(24.62)

Seven Arts Entertainment, Inc.

(Formerly Seven Arts Pictures, Plc)

Consolidated Balance Sheets

A of June 30, 2012

	June 30, 2012 (Audited)	2011 restatement of Foregiveness of Debt/Interest	Foregiveness of Debt/Interest	Correct "revaluation" of Series B PS	Recognize Impairment on Music Assets after restatement of PS	Reversal of Revenue/AR recognized from SAPLA	Recognize adjusted revenue from SAPLA	Adjustment for shares pledged in connection with debt	June 30, Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,658									$120,658
Accounts receivable, net of allowance for doubtful accounts of $171,062 and $195,623	192,035									192,035
Due from related parties, net	2,116,538									2,116,538
Fee income receivable from related parties	5,896,970					(5,896,970)	3,235,000			3,235,000
Other receivables and prepayments	849,845									849,845
Total Current Assets	9,176,047									6,514,076
Long term receivable from related parties	1,643,928					(1,643,928)				-
Film costs, less amortization and impairment of $10,458,823 and $2,843,734	14,612,608									14,612,608
Music assets	2,923,474			4,400,684	(3,035,000)					4,289,158
Leasehold Improvements	4,551,270									4,551,270
Property and equipment, net of accumulated depreciation of $111,232 and $106,671	16,137									16,137
TOTAL ASSETS	$32,923,463									$29,983,249

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,152,977									1,152,977
Accrued liabilities	2,758,845									2,758,845
Due to related parties	1,060,906							651,229		1,712,134
Shares to be issued	200,000									200,000
Participation and residuals	114,215									114,215
Other loans	7,163,730	4,458,621	(4,458,621)							7,163,730
Film & production loans	6,124,428									6,124,428
Deferred income	849,080									849,080
VAT	-									-
Provision for earn-out	50,000									50,000
Total Current Liabilities	19,474,181									20,125,409
TOTAL LIABILITIES	$19,474,181									$20,125,409
				4,400,684	(3,035,000)	(7,540,898)	3,235,000	651,229
STOCKHOLDERS' EQUITY
Convertible redeemable Series A preference shares at $10 par value, 125125 authorised and outstanding	$1,251,250									$1,251,250
Convertible redeemable Series B preference shares at $100 par value, 200,000 authorised, 180,000 outstanding	4,762,952			4,400,684					$	- 9,163,636
Convertible redeemable Series B shares held in escrow	(3,163,636)									(3,163,636)
Common stock ; $0.01 par value, 35,992,964 authorised,1,739,900 issued and outstanding	17,399									17,399
Common stock; £0.25 par value; 20,527,360 shares authorized;										-
37,759 issued and outstanding	-									-
Deferred stock; £0.45 par value; 13,184,000 shares authorized;										-
and 13,184,000 shares issued and outstanding	-									-
Deferred stock; £1.00 par value; 2,268,120										-
shares issued and outstanding	-									-
Additional paid in capital	18,866,060							(651,229)		18,214,831
Convertible debentures	-									-
Receivable from EBT	-									-
Accumulated profit /(deficit)	0	(4,458,621)								(4,458,621)
Comprehensive income	(13,555)									(13,555)
Current Earnings	(8,271,187)		4,458,621		(3,035,000)	(7,540,898)	3,235,000			(11,153,464)
Shareholders' equity	13,449,283									9,857,840
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,923,463									$29,983,249
		(4,458,621)	4,458,621	4,400,684	(3,035,000)	(7,540,898)	3,235,000	(651,229)		(0)

