Form 10-K/A
period 2013-06-30
Seven Arts Entertainment Inc.
filed 2013-10-21
CIK 1408276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

PART II-OTHER INFORMATION

EXPLANATORY NOTE

Seven Arts Entertainment, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2013 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T, as well as correcting a few clerical errors in the Consolidated  Balance Sheets, Statements of Cash Flows, and the Cash Flow section in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations . Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL). This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

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

Cash Flows

Operating Activities: Net cash used in operating activities in the year ended June 30, 2032 was $(547,939).   This is mainly attributable to a mixture of cash received on revenue and receivables compared to $1,051,378 of cash used in additions to film costs, payment on accounts payable and other operating expenses of the Company. While the accounts payable increased by a net $1,546,377, the overall increase also reflects payments on balances owing, as well as exchanges of existing accounts payable balances to notes payable.

Investing Activities: Net cash used in investing activities in the year ended June 30, 2013 was $(466,066) which is attributable to additions to building improvements for the post-production facility.

Financing Activities: Net cash provided by financing activities during the year ended June 30, 2013 was $898,232, mainly due to the proceeds from additional debt of $1,872,772 and the issuance of common stock for cash of $300,000, less amounts paid on outstanding debt.

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

Off-Balance Sheet Arrangements

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
31	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002 .
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Seven Arts Pictures, Inc.

Date: October 21, 2013	By:	/s/ Kate Hoffman
Kate Hoffman
Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2013	By:	/s/ Candace Wernick
Candace Wernick
Chief Financial Officer
(Principal Financial and Accounting Officer)

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

/s/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

October 15, 2013

Seven Arts Entertainment, Inc.

(Formerly Seven Arts Pictures, Plc)

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
		(Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,884	$120,658
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $171,062	110,042	192,035
Due from related parties	205,787	2,116,538
Fee income receivable from related parties, net of allowance for doubtful accounts of $1,190,000	2,055,000	3,235,000
Other receivables and prepayments	455,019	849,845
Total Current Assets	2,830,732	6,514,076

Film costs, less accumulated amortization of $13,877,172 and $11,832,900	8,368,686	14,612,609

Music assets, less amortization of $408,205 and $0	296,795	4,289,158

Building Improvements, less amortization of $165,526 and $0	4,102,525	4,551,270

Property and equipment, net of accumulated depreciation of $119,940 and $111,232	7,458	16,137

TOTAL ASSETS	$15,606,196	$29,983,250

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,824,141	1,152,978
Accrued liabilities	2,486,514	2,758,844
Due to related parties	1,681,701	1,712,134
Shares to be issued	-	200,000
Participation and residuals	96,819	114,215
Convertible debt	4,073,901	4,162,460
Mortgage and construction loans	3,743,286	3,001,271
Film & production loans	7,814,412	6,124,428
Deferred income	954,265	849,080
Total Current Liabilities	22,675,039	20,075,410

Provision for earn-out	-	50,000

TOTAL LIABILITIES	$22,675,039	$20,125,410

STOCKHOLDERS' EQUITY

Convertible redeemable Series A preferred stock at $10 stated value, 125,125 and 125,125 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 stated value, 200,000 authorized, 43,850 and 181,850 outstanding	5,525,458	9,163,636
Convertible redeemable Series B shares held in escrow	-	(3,163,636)
Common stock; $0.01 par value; 249,000,000 authorized, 46,323,297 and 34,798 issued and outstanding	2,578,521	17,399
Additional paid in capital	22,072,882	18,214,831
Shares held as collateral	(455,246)	-
Other Comprehensive income	(13,555)	(13,555)
Accumulated deficit	(38,154,995)	(15,612,085)
Warrants to be distributed	480,371	-
Total Seven Arts Entertainment Inc. equity(deficit)	(6,715,314)	9,857,840
Non-controlling interest	(353,530)	-
Total Shareholders' equity(deficit)	(7,068,843)	9,857,840
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,606,196	$29,983,250

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

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment Inc.

(Formerly Seven Arts Pictures, Plc.)

Consolidated Statements of Cash Flows

	June 30, 2013	June 30, 2012
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$22,416,067	$(11,167,019)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,679	8,403
Amortization of Film Costs and Music Assets	2,452,477	3,996,574
Impairment of Film Costs	2,054,171	6,459,248
Impairment of Music costs	4,718,205	3,035,000
Amortization of Leasehold improvements	164,811	-
Common Stock Issued for Services	1,288,974	640,527
Stock Option Expense	-	173,797
Bad debt	3,538,580	-
Development costs abandoned	3,196,858	-
Forgiveness of Debt and Interest	-	4,489,721

Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	359	239,856
Decrease in Due from Related Parties	42,204	609,436
Increase in Fee Income Receivable from Related Party	-	(3,235,000)
(Increase)Decrease in Other Receivables and Prepayments	(13,573)	771,050
(Increase) in Film Costs	(1,051,378)	(1,934,871)
(Increase) in Music Assets	(606,770)	(1,324,158)
Increase (Decrease) in Accounts Payable	1,546,377	(1,417,293)
Increase(Decrease) in Accrued Liabilities	460.274	186,957
Increase in Due to Related Parties	(30,433)	1,060,905
Increase in Accrued Interest included in notes payable	4,043,129	2,939,546
Increase in Deferred Income	105,185	1,060,905
(Decrease) in VAT Payable	-	(1,477,584)
Increase (Decrease) in Provision for Earn Out	(50,000)	50,000

Net Cash Used in Operating Activities	(547,938)	56,699

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :

Building Improvements	(466,068)	(4,551,270)

Net Cash Used in Investing Activities	(466,068)	(4,551,270)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from Borrowings	1,838,162	3,991,047
Cash Payments on Debt	(1,239,930)	(1,313,337)
Issuance of Preferred Stock for Cash	-	1,251,250
Issuance of Common Stock for Cash	300,000	500,000
Warrant dividend declared	-	-

Net Increase in Equity From Asset Transfer	-	177,484
Shares as collateral for legal settlement

Net Cash Provided by (Used for) Financing Activities	898,232	4,606,444

NET INCREASE (DECREASE) IN CASH	(115,774)	111,873
CASH AT BEGINNING OF PERIOD	120,658	8,785
CASH AT END OF PERIOD	$4,884	$120,658

SUPPLEMENTAL CASH FLOW INFORMATION:
Assumption of Debt	-	3,001,270
Shares of common stock issued for services	1,288,945	640,527
Shares of common stock issued in exchange for accounts payable	875,214	-
Shares of common stock issued as collateral	455,246	-
Shares of common stock pledged in connection with debt	70,000	-
Shares of common stock issued in payment of debt and interest	3,373,134	9,163,636
Conversion of Preferred Shares Series B to common stock	1,001,819	-

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

