Form 10-Q
period 2013-09-30
Seven Arts Entertainment Inc.
filed 2013-11-19
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accredited Filer ☐	Accelerated Filer ☐
Non-Accredited Filer ☐	Smaller Reporting ☑ Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of  November 18, 2013, there were 29,151,558 shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.
FORM 10-Q
SEPTEMBER 30, 2013
INDEX

PART I - FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	3
	Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	5
	Notes to the Consolidated Financial Statements (Unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures	35
PART II - OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6 –	Exhibits	39
	Signatures	40

Seven Arts Entertainment, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,026	$4,884
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $40,000	128,662	110,043
Due from related parties	205,787	205,787
Fee income receivable from related parties, net of allowance of $1,180,000	2,055,000	2,055,000
Other receivables and prepayments	460,350	455,019
Total Current Assets	2,857,825	2,830,733

Film costs, less accumulated amortization of $13,971,314 and $13,877,171	8,373,434	8,368,686

Music assets, less amortization of $414,509 and $408,205	290,491	296,795

Building Improvements, less amortization of $205,885 and $164,526	4,061,164	4,102,523

Property and equipment, net of accumulated depreciation of $132,516 and $129,084	4,523	7,459
TOTAL ASSETS	$15,587,437	$15,606,196

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	2,033,332	1,824,142
Accrued liabilities	2,509,480	2,486,514
Due to related parties	1,674,263	1,681,701
Participation and residuals	96,819	96,819
Convertible debt	3,877,156	4,073,901
Mortgage and construction loans	4,070,256	3,743,286
Film & production loans	8,725,751	7,814,412
Deferred income	950,580	954,265
Total Current Liabilities	23,937,637	22,675,040

TOTAL LIABILITIES	$23,937,637	$22,675,040

STOCKHOLDERS' EQUITY
Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 125,125 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 43,850 and 48,850 outstanding	5,525,458	5,525,458
Common stock; $0.01 par value; 249,000,000 authorized, 10,963,811 and 2,316,165 issued and outstanding	4,308,051	2,578,521
Additional paid in capital	20,682,600	22,072,882
Shares held as collateral	(455,246)	(455,246)
Other Comprehensive income	(13,555)	(13,555)
Accumulated deficit	(39,600,559)	(38,154,995)
Warrants to be distributed	480,371	480,371
Total Seven Arts Entertainment Inc. equity	(7,821,630)	(6,715,314)
Non-controlling interest	528,570	353,530
Total Shareholders' equity	(8,350,200)	(7,068,844)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,587,437	$15,606,196

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	3 Months Ended
	September 30,
	2013	2012

Revenue:
Film revenue	$96,996	$229,393
Music revenue	14,974	689,790
Post production revenue	3,765	6,450
Total revenue	115,735	925,633

Cost of revenue:
Amortization of film costs and music assets	100,447	486,015
Other cost of revenue	1,526	120,307
Development Costs Written Off
Cost of revenue	101,973	606,322
Gross profit (loss)	13,762	319,311

Operating expenses:
Amortization of leasehold improvements	41,359	37,927
General and administrative expenses	526,470	669,948
Bad debt expense	-	-
Total operating expenses	567,829	707,875
Loss from operations	(554,067)	(388,564)

Non-operating income(expense)
Other income	-	6,451
Interest expenses	(1,065,738)	(975,509)
Interest income	-	-
Total non-operating income (expense)	(1,065,738)	(969,058)
Loss before taxes	(1,619,805)	(1,357,622)

Provision for income tax	(800)	-
Net loss	(1,620,605)	(1,357,622)

Less: Net loss attributable to non-controlling interests	(175,040)	(82,805)

Net loss attributable to Seven Arts Entertainment, Inc.	$(1,445,565)	$(1,274,817)

Comprehensive loss:
Net loss	(1,620,605)	(1,357,622)
Other Comprehensive income/loss	-	-
Comprehensive loss	(1,620,605)	(1,357,622)

Less: Comprehensive loss attributable to non-controlling interests	(175,040)	(82,805)

Comprehensive loss attributable to Seven Arts Entertainment, Inc.	$(1,445,565)	$(1,274,817)

Weighted average shares of common stock outstanding:
Basic	7,938,455	2,493
Diluted	7,938,455	2,493

Basic profit/ (loss) per share	$(0.18)	$(511.30)
Diluted profit/ (loss) per share	$(0.18)	$(511.30)

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment Inc.
Consolidated Statements of Cash Flows

	3 months ended September 30, 2013	3 months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,620,605)	$(1,357,612)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,936	(270)
Amortization of Film Costs and Music Assets	100,477	486,015
Amortization of Building improvements	41,359	37,927
Provision for Returns	-	231,405

Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(18,619)	(49,706)
Decrease in Due from Related Parties	-	156,131
Increase in Fee Income Receivable from Related Party	-	-
(Increase) Decrease in Other Receivables and Prepayments	(5,331)	(918,565)
(Increase)Decrease in Film Costs	146,346	(430,556)
(Increase) in Music Assets	6,304	(583,054)
Increase (Decrease) in Accounts Payable	209,191	240,288
Increase(Decrease) in Accrued Liabilities	22,966	(134,766)
Increase in Due to Related Parties	(7,438)	696,838
Increase in Accrued Interest included in notes payable	1,104,241	-
Increase(Decrease) in Deferred Income	(3,685)	73,500
Net Cash Used in Operating Activities	(21,858)	$(1,552,425)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :
Building Improvements	-	(295,215)
Net Cash Used in Investing Activities	-	(295,215)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from Borrowings	25,000	1,616,119
Issuance of Common Stock for Cash	-	300,000
Shares as collateral for legal settlement	-	(180,000)
Net Cash Provided by (Used for) Financing Activities	25,000	1,736,119

NET INCREASE (DECREASE) IN CASH	3,142	(111,521)
CASH AT BEGINNING OF PERIOD	4,884	120,658
CASH AT END OF PERIOD	$8,026	$9,137

SUPPLEMENTAL CASH FLOW INFORMATION:

Shares of common stock issued upon conversion	$339,500	$2,446,219

Seven Arts Entertainment, Inc.
Notes to Consolidated Financial Statements
September 30, 2013
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

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors’ liquidation under English law (See Note 10 – Commitments and Contingencies). Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.   In accordance with the asset transfer agreement, PLC has been issued 2 million (pre-split)/28,571 post-split shares of common stock of SAE in order to satisfy these obligations.

In late February 2012, the Company formed Seven Arts Music, Inc. (“SAM”) and acquired 52 completed sound recordings of the recording artist DMX from David Michery (“Mr. Michery”) with the rights to additional albums and acquired 100% of the stock of Big Jake Music (“BJM”).  As a result, the Company is also in the business of producing and distributing recorded music.  In connection with the acquisition of the music assets of Mr. Michery, the Company issued 100,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share, to Mr. Michery and his assigns. As of September 30, 2013, Mr. Michery or his assigns hold 33,000 shares of Series B convertible preferred stock.

In connection with the acquisition of the stock of BJM, the Company issued 80,000 shares of the Company’s Series B convertible preferred stock, par value $100, convertible at approximately $1.10 per share, to Jake Shapiro and his assigns. The Company entered into a settlement agreement with Mr. Shapiro on February 27, 2013 and all shares of Series B preferred stock held in escrow for him and persons associated with him have been cancelled, with Mr. Shapiro and his assigns still holding 10,000 shares of Series B convertible preferred stock as of March 31, 2013. The name and the website of Big Jake Music were also reassigned to Mr. Shapiro as part of the settlement agreement.

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

Reverse Stock-Splits:

On October 31, 2013, May 2, 2013 and August 31, 2012 , the Company effected one-for-twenty, one-for-fifty and one-for-seventy reverse stock splits, respectively, collectively referred to as the Stock Splits. Unless otherwise noted, all impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Splits. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and loss per share.

Unaudited Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

The consolidated balance sheet at June 30, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

The Company has evaluated events that occurred subsequent to September 30, 2013 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013.

Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Seven Arts Entertainment, Inc. (“SAE”), and its subsidiaries:

⋅	Seven Arts Filmed Entertainment, Limited (“SAFE, Ltd.”) (100% owned)

⋅	Seven Arts Music, Inc. (“SAM”) (100% owned) and

⋅	Big Jake Music, Inc. (“BJM”) (100% owned)

⋅	Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) (As of June 30, 2012) (60% owned by SAE, 40% owned by Palm Finance)

The Company consolidates its subsidiaries in accordance with Accounting Standards Codification (“ASC”) 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule, ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation." All material intercompany balances and transactions are eliminated.  The Company does not have any variable interest or special purpose entities.    The Company presents Palm Finance’s 40% share of SAFELA’s profit or loss as a non-controlling interest. As of September 30, 2013, SAFELA’s net loss was approximately $437,600.

Liquidity and Management's Plan:

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended June 30, 2013, the Company recorded a loss from operations of approximately $18,190,000, and utilized cash in operations of $548,000. As of June 30, 2013, the Company had a working capital deficit of approximately $19,844,000. For the three months ended September 30, 2013 the Company recorded a loss from operations of approximately $555,000, utilized cash in operations of approximately $680,000 and had a working capital deficit of approximately $20,554,000

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of June 30, 2013.

The Company has provided a valuation allowance against all existing and newly created deferred tax assets as of September 30, 2013, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $40,000 at both September 30, 2013 and June 30, 2013, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

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

Building Improvements :

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company. SAFELA has a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility. The Company has since assumed the liability for $1,000,000 of these loans plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance. Additionally, a construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade. The Company did not receive any consideration or benefit when they assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as an analogy. As the guidance on financial guarantees does not address which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt “Building Improvements related to indebtedness” The Building Improvements will be amortized in a manner similar to leasehold improvements, over the life of the lease (30 years).

The post production facility commenced operations on July 1, 2012.

Loss Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of September 30, 2013 and 2012, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

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

NOTE 2 - SEGMENT INFORMATION

In accordance with ASC 280 “Segment Reporting”, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.   Our chief decision maker, as defined under the FASB’s guidance, is a combination of the Chief Executive Officer and the Chief Financial Officer. The Company’s three segments are the film distribution and production segment, the music segment and the pre-production facility.

The table below presents the financial information for the three reportable segments for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013
	Film	Music	Post- Production
	(SAE)	(SAM)	(SAFELA)	Total
Revenue	$96,996	$14,974	$3,765	$115,735
Cost of revenue	$(96,669)	$(6,304)	$1,000	(101,973)
Gross profit/(loss)	327	8,670	4,765	13,762
Operating expenses	(452,434)	-	(115,396)	(567,830)
Loss from operations	$(452,107)	$8,670	$(110,630)	(554,067)

Total Operating Loss				$(554,067)

	Three Months Ended
	September 30, 2012
	Film	Music	Post- Production
	(SAFE)	(SAM)	(SAFELA)	Total
Revenue	$229,393	$689,790	$6,450	$925,633
Cost of revenue	(146,190)	(422,205)	-	(568,395)
Gross profit/(loss)	83,203	267,585	6,450	357,238
Operating expenses	(414,178)	(32,979)	(72,461)	(519,618)
Loss from operations	$(330,975)	$234,606	$(66,011)	(162,380)
SAE Inc.				(226,184)
Total Operating Loss				$(388,564)

Assets

	Sep 30,	June 30,
	2013	2013
Film assets	$8,373,434	$8,368,686
Music assets	290,491	296,795
Post-production assets	4,061,164	4,102,525

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

Related Party due to/due from consists of:

As of September 30, 2013 :
	SAE	SAFE	SAFELA		CONSOLIDATED BALANCE
Due From:-
SAP LA LLC	$173,006	$-		$-	$173,006
SAMT	13,000	-		-	13,000
Peter Hoffman	-	-		19,781	19,781
Total	186,006			19,781	205,787

Due to:-
Peter Hoffman	(1,287,897)	(372,810)		-	(1,660,707)
SAFE (UK)	-	(13,556)		-	(13,556)
	$(1,287,897)	$(386,366)	$		$(1,674,263)

As of June 30, 2013 :
	SAE	SAFE	SAFELA	CONSOLIDATED BALANCE
Due From:-
SAP LA LLC	$173,006	$-	$-	$173,006
SAMT	13,000	-	-	13,000
Peter Hoffman	-	-	19,781	19,781
Total	$186,006		$19,781	$205,787

Due to:-
Peter Hoffman	$(1,272,112)	$(393,650)	$-	$(1,665,762)
SAFE (UK)	(2,383)	(13,556)	-	(15,939)
	$(1,274,495)	$(407,206)	$-	$(1,681,701)

NOTE 4 – FEE INCOME RECEIVABLE FROM RELATED PARTY

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

As of June 30, 2013, the Louisiana Department of Economic Development has not issued a Tax Credit Certification Letter as pertains to the LFI credits, and on June 23, 2013 SAPLA received a letter from the Louisiana Economic Development (“LED”) office that they could “not proceed further with any consideration to approve” the tax credits until SAPLA proves they have the correct occupational license from the city. SAPLA does have the appropriate license and is currently appealing this notification. In light of these subsequent occurrences, as of June 30, 2013 management had determined that the amount underlying the LFI credits should be reserved against, until such time as the Tax Credit Certification Letter is received by SAPLA.

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

The total reserve recognized as of September 30, 2013 for the fee income from related party is $1,180,000, which represents the cash proceeds underlying the LFI and LHR tax credits in excess of the $3,235,000 recognized as revenue, and reduces the receivable amount to the amount the Company has determined to be known to be collectible, the amount of the cash proceeds underlying the Federal tax credits.

NOTE 5 – FILM COSTS

Film costs as of September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013	June 30, 2013
Released, net of accumulated amortization	$3,223,843	$3,314,728

Completed and not released	—	—

In production	1,208,025	1,209,931

In development	3,941,566	3,844,027
	$8,373,434	$8,368,686

Amortization of film costs was approximately $94,143 and $996,576 for the three months ended September 30, 2013 and 2012. The Company estimates that its amortization expense in the next year will be $1,275,000.

All Exploitation Costs (comprising of direct costs, including marketing, advertising, publicity, promotion, and other distribution expenses) incurred in connection with the distribution of a film) are expensed as incurred in accordance with ASC 720-926-25-3.

No participations have been recorded as the Company does not believe anything will be due in the next 12 months.

NOTE 6 – MUSIC ASSETS

Music assets as of September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013	June 30, 2013
Music assets	$705,000	5,423,205
Impairment recognized during the year	-	4,718,205
Total music assets	705,000	705,000
Less: Accumulated amortization	414,509	408,205
Total music assets, net of accumulated amortization	290,491	296,795

For the three months ended September 30, 2013 and 2012, amortization of $414,509 and $0 has been recognized, respectively.

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.    No impairment was deemed necessary for the three months ended September 30, 2013.

NOTE 7 – LOANS PAYABLE

The Company has the following indebtedness as of September 30, 2013:

Lender	Balance	Interest Rate	Issuance Date	Maturity Date

Film and Production Loans:

Palm Finance Corporation	$5,871,386	18%
Palm Finance Corporation	2,414,746	18%
Palm Finance Corporation	111,425	10%	7/30/2012
Prodigy	323,768	10%	6/14/13	10/31/13
120db Film Finance LLC	4,425
Total Film and Production Loans	$8,725,750

Conversions:

Trafalgar Capital	$635,525	9%	10/15/2008	8/31/2009
JMJ Financial	435,001	10%	6/29/2012	10/27/2012
GHP	137,573	18%	1/21/2011	4/30/2012
Tonaquint	426,435	8%	08/22/2012	7/2/13
Beaufort Ventures PLC	230,429	10%	7/31/2012	08/30/2012
Beaufort Ventures PLC	167,671	10%	07/26/2012	02/25/2013
Runway Investments, LTD	158,322	12%	11/1/12	09/30/2012
Sendero Capital Ltd	300,465	12%	01/24/2012	09/30/2012
Isaac Capital Group LLC	108,465	12%	01/20/2012	06/30/2012
Beaufort Ventures, PLC	83,979	10%	07/19/2012	07/19/2012
Beaufort Ventures, PLC	55,986	10%	07/19/2012	07/19/2013
Beaufort Ventures, PLC	27,815	10%	08/14/2012	2/8/13
Beaufort Ventures, PLC	81,164	12%	01/22/2013	07/22/2013
CMS Capital	40,500	12%	12/15/2011	06/30/2012
Hanover Holdings LLC	258,915	10%	02/23/2012	04/23/2013
Beaufort Ventures PLC	57,562	12%	06/26/2012	06/26/2013
Agua Alta (Cold Fusion)	115,156	12%	06/25/2012	06/25/2013
Beaufort Ventures PLC	950	12%	11/30/2011	11/30/2013
Tripod Group, LLC	90,990	12%	1/2/12	1/2/13
Beaufort Ventures, PLC	11,568	12%	6/4/12	6/10/12
Old Capital Ltd	271,301	12%	05/31/2012	11/30/2012
WHC Capital	66,748	10%	05/20/2013	05/20/2014
Firerock	12,691	5%	12/8/12	07/15/2013
Firerock	719	12%	07/31/2012	06/14/2013
WHC Capital	27,345	21%	04/19/2013	04/18/2014
WHC Capital	21,519	21%	05/20/2013	05/20/2014
Tangiers	2,908	10%	10/15/2012	10/15/2014
Tangiers	20,663	10%	05/31/2013	05/31/2014
Tangiers	18,529	10%	6/10/13
Elegant Funding	9,277	18%	6/5/13	1/5/14
Beaufort/Schism	25,092	18%	9/15/13	3/15/14
	$3,877,159

Mortgage and Construction Loan
Palm Finance Corporation- mortgage and construction loan	$4,070,256	15%

	$4,070,256

*The Company does not agree with interest charged by Palm on the 2011 forgiven interest on these two film loans and believes the dispute will be resolved once the loans are repaid.

The loan balances include accrued interest of $7,775,561 at September 30, 2013. Interest expense on all the loans for the three months ended September 30, 2013 and 2012 was $1,065,738 and $2,035,923, respectively.

On June 14, 2013, the Company entered into a debt agreement for approximately $216,000 to cover expenses connected to its' film "Schism". The note was not finalized and funded until subsequent to year end, and therefore was not recognized in the loan balance outstanding until the quarter ended September 30, 2013. The note is due October 31, 2013 and bears interest at 10%.

The Company entered into one new convertible debenture on September 15, 2013 for $25,000. The note is convertible at the lower of $0.04 or 65% of the trading price of the stock the day before conversion. As the conversion rate and number of shares to be issued upon conversion cannot be computed at this time due to the contingency of which conversion price will be lower at the conversion date, in accordance with ASC 470-20-35, the beneficial conversion feature has not been recognized at inception. Furthermore, as the reset provision is based on the share price, it does not trigger derivative accounting treatment.

The Company have evaluated their other convertible notes when issued for embedded derivative features and determined that no derivative liability is necessary to recognize. Convertible debts are all convertible to common stock at the option of the holder. They all bear interest at varying rates and convert at different times and conversion prices according to the contract. The conversion features were evaluated for any beneficial aspect and determined that no beneficial conversion feature is necessary to recognize.

NOTE 8 – EQUITY TRANSACTIONS

During the quarter ended September 30, 2013, the Company issued 172,952,931 common shares upon conversion of notes totalling approximately $340,000 under the original terms of the notes.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Fireworks Litigation

The Company obtained summary judgment on February 10, 2011 in an action in Ontario Superior Court, Canada, against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of five motion pictures Rules of Engagement , An American Rhapsody , Who Is Cletis Tout , Onegin , and The Believer , (the “Copyrights”). CineVisions v. Fireworks International, No. 03-CV-247553 CM2. The Company has filed on September 7, 2011, an action in the High Court of England and Wales on September 7, 2011 against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. Seven Arts Filmed Entertainment v. Content Media Corp. No. HC11CO3046. The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content. The Company’s motion for summary judgment against Content in the United Kingdom was denied on March 18, 2013, but the dismissal did not consider the merits of the Company’s claims, only that Content was not bound by the Canadian judgment. The Company has also filed on May 27, 2011 an action in United States District Court in Los Angeles, California against Paramount Pictures for infringement of the Copyrights. Seven Arts Filmed Entertainment v. Paramount Pictures Corp. No. CV 11-04603. This action was dismissed on October 3, 2012 by the District Court based on a claimed application of the statute of limitation and the judgement was offered on appeal to the Ninth Circuit No, 11-56759, on November 6, 2013.

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

Arrowhead Capital Partners – ACG Loan

PLC, SAP and SAFE, and several special purpose companies formed by SAP were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in Note 13 under “Production Loans”. Arrowhead Capital Finance v. Seven Arts Pictures , No. 601199/10. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan. ACG and the Company filed our motion for summary judgment which resulted in summary judgment in favor of ACG against SAFE, SAP and the special purpose companies. That summary judgment is on appeal to the New York Court of Appeals. As of June 30, 2013, and the date of this filing, there has been no decision in the appeal. The Company plans to vigorously defend this matter and cannot yet determine the probability of the outcome. The Company has not accrued a loss contingency on this matter and it is not a defendant in this action. Any claim against SAFE will be subject to the liquidation proceedings of SAFE under the law of the United Kingdom.

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

SAPLA, controlled by Mr. Hoffman’s wife, filed legal action in the 19 th District Court in Baton Rouge, Louisiana in August, 2013 to require the Louisiana Department of Economic Development and State Historic Preservation Office to certify the tax credits due SAPL A, the proceeds of which have been assigned to the Company.

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

On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California in Los Angeles, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Parallel Media v. Seven Arts Entertainment , No. SC114182. A request for a preliminary injunction was denied by the Superior Court. Parallel was permitted to pursue a claim in the Los Angeles Superior Court for alleging that the Asset Transfer Agreement dated July 1, 2011 between PLC and the Company (“ATA”) was not for fair consideration. Parallel’s motion for summary judgment has been denied. The Company believes that a favorable decision by the liquidator as discussed above will resolve this action in the Company’s favor. The Company has not accrued for a loss contingency in this matter. The potential loss to the Company could be between $million and $1.75 million.

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

Appointment of new Chairman and President

On April 2, 2013, we appointed Vince Vellardita as President and Chairman of the Board of Directors., pursuant to a three-year employment agreement dated April 1, 2013. Pursuant to the employment agreement, Mr. Vellardita was to receive an annual salary of $200,000, payable on a monthly basis, and a bonus of 10% of any net income realized by the Company or its subsidiaries for the music and movie license agreements to be entered into with him. Mr. Vellardita was also to be entitled to reimbursement of all reasonable and customary expenses and other benefits that are generally available to the Company’s employees.

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

NOTE 11 - NON-CONTROLLING INTEREST

The Company’s subsidiary SAFELA is owned 60 % by the Company and 40% by another party. Accordingly, the subsidiary is included in the consolidated financial position and results of operations of the Company, with recognition of the non-controlling interest separately in the Statement of Operations and from the equity of the Company’s shareholders on the balance sheet.

The activity of the non-controlling interest as of September 30, 2013 and September 30, 2012, is as follows:

	September 30, 2013	September 30, 2012

Balance at July 1,	$353,530	$-
Non-controlling interest's proportionate share of Net loss for the three months	175,040	82,805
Non-controlling interest at September 30,	$528,570	$82,805

NOTE 13 – SUBSEQUENT EVENTS

On October 16, 2013, the Company effected a 1-for-20 reverse split of its common stock . All share amounts in the accompanying financial statements have been restated to reflect this reverse stock split.
Subsequent stock issuances:

The Company issued the following shares of common stock subsequent to September 30, 2013:

Between July 1, 2013 and November 14, 2013, the Company issued 18,187,277 common shares at an average price of $0.00659 per share.   The total number of shares outstanding on November 18, 2013 was 29,151,558.

16,674,952	Common shares were issued upon conversion of debt totalling $85,876.14 converted at an average conversion price of $0.00515 per share.

1,512,000	Common shares were issued for consulting services with a fair value of$34,022.50, at $0.0225per share, determined at the market price on the date of issuance.

325	common shares were issued as adjustment for reverse split shares

18,187,277

Notes Payable:

On October 1, 2013, the Company entered into two convertible notes, with two parties. Both parties acquired convertible notes in the amount of $10,000. Both notes are due on April 1, 2014, and have the same conversion rate of $0.002, with certain reset rights.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 and 2012

We generated a net loss (after non-controlling interest) of $1,445,565  for the three months ended September 30, 2013, as compared to $1,357,622 for the three months ended September 30, 2012. A discussion of the key components of our statements of operations and material fluctuations for the three months ended September 30, 2013 and 2012 is provided below.

Revenue

A)
Film revenue totalled $96,996 for the three months ended September 30, 2013, as compared to $229,393 for the three months ended September 30, 2012, a decrease   of $ 132,397 , or 58%, primarily due to the factors discussed below:

•
The 2013 Revenue consisted primarily of license and royalty fees received from several markets, both domestic and international, on seven titles.  These include $14,494 for “Nine Miles Down”, $19,489 for “Drunkboat”, $9,330 for “Gettin’ It”, $12,961 for “I’ll Sleep When I’m Dead”, $8,340 for “Johnny Mnemonic”, $3,700 for “Knife Edge” and $3,760 for “Never Talk To Strangers”.

•
The majority of 2012 sales came from accrued sales for the US release of “Drunkboat”.  On-going royalty income was also received for “Pool Boys”, “Knife Edge”, “Night of the Demons” and “Nine Miles Down”.

B)	Music revenues include a Fox license fee of $12,500 and InGrooves royalties of $2,400.

C)	The post production facility operations continued to grow during the period recording sales of approximately $3,765 for the quarter despite on-going construction work.

There were no fee-related revenues in either period.

Cost of Sales

Cost of revenue was $ 101,973 for the three months ended September 30, 2013 as compared to $ 606,322 for the comparable period in 2012, a decrease of $504,349, or 83 % as a result of :

A)
The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films.

•	An amortization charge of $94,143 was made in the three months ended September 30, 2013 which was spread over several titles, mainly “Nine Miles Down” and “Knife Edge” in line with revenue forecasts.

•	The equivalent charge during the quarter ended September 30, 2012 was $77,810 mainly related to the release of “The Pool Boys”.

B)
The music company assets have also been amortised in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the album. $6,304 was amortized for the three months ended September 30, 2013.  No amortization was recorded in the previous year as the music company was acquired on February 23, 2012.

C)
The leasehold improvements related to the post-production facility are being written off to costs of sales over the 30 year period of the lease, and the write-off was $41,359 for the three month ended September 30, 2013.

D)	The returns provision for the DMX album has remained unchanged.

Other cost of revenue in the three months ended September 30, 2013 totaled $1,526 as compared to $120,307 in the same quarter in 2012. Other cost of revenue for the three months ended September 30, 2013 mainly consisted of fees for distribution of the film “Nine Miles Down” whereas other cost of revenue for the comparable period in 2012 was inflated by the write-off of the cost of distribution of “The Pool Boys.”

Administration Expenses

General and administrative expenses decreased by $140,045, or 20 % from $ 707,875 for the three months ended September 30, 2012 to $567,830 for the three-months ended September 30, 2013. The decrease was primarily attributable to the reduction of accounting staff and our former CEO taking a leave of absence without pay.

Other Expense

Interest expense in the three months ended September 30, 2013 was $1,065,738 compared to $975,509 in the same period in 2012.   The 2013 interest expense includes $315,903 related to SAFELA for the mortgage and construction loan.

Interest on movie and production loans was $594,220 during the quarter ended September 30, 2013 as compared to $595,778 for the quarter ended September 30, 2012.

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

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended June 30, 2013, the Company recorded a loss from operations of approximately $18,190,000, and utilized cash in operations of $548,000. As of June 30, 2013, the Company had a working capital deficit of approximately $19,844,000. For the three months ended September 30, 2013 the Company recorded a loss from operations of approximately $530,000, utilized cash in operations of approximately $680,000 and had a working capital deficit of approximately $20,554,000

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Short Term Liquidity

The Company has an accumulated deficit of $14,108,773 as of September 30, 2013.  Management believes that, based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the release of two albums in the music division in our 2014 fiscal year, as well as expanding business at the post-production facility, we will have sufficient working capital to operate for the next twelve months. Included in the revenue expected in our film division will be the release of a new film, Schism, in March 2014, which will see revenues generated during the next year. In addition, the Company has scaled back on administrative expenses through the closing of our UK office. The Company also will continue to raise capital, or pay off existing debt, through the issuance of convertible debentures.

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

Cash Flows

Operating Activities: Net cash used in operating activities for the three months ended September 30, 2013 was approximately   $22,000.  Accrued interest increase, amortization of film costs, music assets and amortization of building improvements, and an increase in accounts payable were the primary adjustments to the Net Loss of approximately $1,620,000.  .

Investing Activities:  There was no cash used in investing activities this period.

Financing Activities: Net cash provided by financing activities for the three months ended September 30, 2013 was $25,000, arising from the proceeds from the new convertible debenture entered into this quarter.

Capital Resources

As of September 30, 2013, the Company did not have any outstanding capital commitments.    As of the date of this filing, the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.

Working capital deficit at September 30, 2013 was approximately$(21,080,000), which is consistent with our position as of June 30, 2013 of ($19,845,000), with the largest impact on the working capital deficit being the increase in accrued interest on the indebtedness, which is all classified as current liabilities.

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
Stockholder’s Deficit at September 30, 2013 was approximately $(8,350,000) increasing from $(7,070,000) as at June 30, 2013.    The change was primarily due to the conversion of debt to equity through the issuance of common shares offset by the Net loss for the period.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting (described below), which has not been fully remediated as of September 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive and Chief Financial Officer have concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal control:

•
Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control and financial statement presentation, as well as information not being recognized into the accounting records in a timely manner.

Changes in Internal Control over Financial Reporting

We have now made significant changes in our internal control over financial reporting:  We have employed a new controller knowledgeable in US GAAP and the entertainment industry, as well as a CFO, with experience as an assurance partner at a registered public accounting firm, with extensive knowledge of SEC reporting.  All entries will now be booked at source in the LA office.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes to this litigation this period, since our disclosure included in the Annual Report included in the Form 10K, filed on October 15, 2013.

Litigation

Fireworks Litigation

The Company obtained summary judgment on February 10, 2011 in an action in Ontario Superior Court, Canada, against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of five motion pictures Rules of Engagement, An American Rhapsody, Who Is Cletis Tout, Onegin, and The Believer, (the “Copyrights”). CineVisions v. Fireworks International, No. 03-CV-247553 CM2. The Company has filed on September 7, 2011, an action in the High Court of England and Wales on September 7, 2011 against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. Seven Arts Filmed Entertainment v. Content Media Corp. No. HC11CO3046. The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content. The Company’s motion for summary judgment against Content in the United Kingdom was denied on March 18, 2013, but the dismissal did not consider the merits of the Company’s claims, only that Content was not bound by the Canadian judgment. The Company has also filed on May 27, 2011 an action in United States District Court in Los Angeles, California against Paramount Pictures for infringement of the Copyrights. Seven Arts Filmed Entertainment v. Paramount Pictures Corp. No. CV 11-04603. This action was dismissed on October 3, 2012 by the District Court based on a claimed application of the statute of limitation and their judgment was offered on appeal to the Ninth Circuit No, 11-56759, on November 6, 2013.

Jonesfilm

Seven Arts Pictures plc (“PLC”), the Company’s listing predecessor, its then-subsidiary Seven Arts Filmed Entertainment Limited (“SAFE”) and Seven Arts Pictures Inc. (“SAP”), were the subject of an arbitration award of attorney fees totalling approximately $ 246,000, with interest and charges, both of which were reduced to judgment in favor of Jonesfilm (“JF ”) in a judgment dated June 19, 2007 entered by United States District Court in Los Angeles, California (“Judgment”). This amount is included in Accrued Liabilities on the accompanying financial statements. JF asserts that the Company is liable as the “successor in interest” to PLC, which the Company denies. JF has sought to enforce the Judgment against SAFE, Mr. Hoffman and SAP in proceedings filed on July 28, 2009 in United States District Court in New Orleans, Louisiana, in Case Nos. 09-4814/4815. Thereafter, Jonesfilm filed claims purportedly against the separate property of Mr. Hoffman’s wife in Case Nos. 11-1994 and 12-0535. Mrs. Hoffman filed action against Jonesfilm to seek relief (from Jonesfilm’s actions against her and her separate property). All proceedings are still pending. Mr. Hoffman and SAFE have appealed to the Fifth Circuit (No. 11-311 24) an order of garnishment against Leeway and penalties and legal fees awarded in connection with that order of garnishment, which appeal was denied. The Company does not believe it owes any amounts over the amount already accrued above.

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

The Arrowhead Loan became due in February 2009, and SFF has not paid the outstanding principle and interest due thereon. Arrowhead has the right to foreclose on the pledged film assets, but has not done so at the present time. SFF has received a default notice to this effect and as a result Arrowhead is now collecting directly all sums receivable by the Company with respect to these motion pictures, and has appointed a new servicing agent for these motion pictures with the result that the Company no longer controls the licensing of these motion pictures. Failure to repay or refinance the Arrowhead Loan could result in a material disposition of assets through the loss of the Company’s rights to the twelve motion pictures and related loss of revenues in amounts that are difficult to predict.

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

Arrowhead Capital Partners – ACG Loan
PLC, SAP and SAFE, and several special purpose companies formed by SAP were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in Note 13 under “Production Loans”. Arrowhead Capital Finance v. Seven Arts Pictures, No. 601199/10.  The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan. ACG and the Company filed our motion for summary judgment which resulted in summary judgment in favor of ACG against SAFE, SAP and the special purpose companies. That summary judgment is on appeal to the New York Court of Appeals. As of June 30, 2013, and the date of this filing, there has been no decision in the appeal. The Company plans to vigorously defend this matter and cannot yet determine the probability of the outcome. The Company has not accrued a loss contingency on this matter and it is not a defendant in this action. Any claim against SAFE will be subject to the liquidation proceedings of SAFE under the law of the United Kingdom.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

2.1	Asset Acquisition Agreement dated as of July 1, 2010 between Seven Arts Entertainment Inc. and Seven Arts Pictures Plc (1)
2.1.1	Amendment to Asset Transfer Agreement dated January 27, 2011 (2)
2.1.2	Second amendment to Asset Transfer Agreement (2)
3.1.	Articles of Incorporation of Seven Arts Entertainment Inc.(1)
3.1.1	Amendment to Articles of Incorporation of Seven Arts Entertainment Inc. *
3.2.	By-Laws of Seven Arts Entertainment Inc.(1)
3.2.1.	Amended By-Laws of Seven Arts Entertainment Inc. (2)
3.3	Certificate of designation of Series A preferred stock (2)
3.4	Certificate of designation of Series B preferred stock (revised) (2)
3.4.1	Amendment to the Certificate of Designation of Series B preferred stock (2)
4.1	Specimen Common Stock Certificate (1)
10.1*	Revised 2012 Stock Incentive Plan (3)

31.1**	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

(1)	Filed as an exhibit to Amendment No. 4 to Registration Statement on Form F-1 filed on September 27, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-3 filed on August 20, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Definitive Proxy Statement on Schedule 14A on January 17, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.
Date: November 19, 2013	By:	/s/ Kate Hoffman
Kate Hoffman, CEO

Date: November 19, 2013	By:	/s/ Candace Wernick
Candace Wernick
Chief Financial Officer

