Form 10-K/A
period 2012-06-30
Seven Arts Entertainment Inc.
filed 2014-09-15
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note:

This Amendment No. 3 on Form 10-K/A amends the Registrant’s Amendment No. 2 on Form 10-K/A, filed on September 11, 2013, Amendment No. 1 on Form 10-K/A, filed on November 9, 2012 and Annual Report on Form 10-K filed by the Registrant on October 15, 2012 with the Securities and Exchange Commission. Amendment No. 3 is being filed solely to correct typographical errors in signature dates. All other items remain unchanged.

1

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

Signature	Title	Date

/s/ KATE HOFFMAN	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2013
Kate Hoffman

/s/ HUBERT GIBBS	Director	September 11, 2013
Hubert Gibbs

/s/ ANTHONY HICKOX	Director	September 11, 2013
Anthony Hickox

/s/ DAVID MICHERY	Director	September 11, 2013
David Michery

/s/ DAN REARDON	Director	September 11, 2013
Dan Reardon

2