Form 10-K/A
period 2013-06-30
Seven Arts Entertainment Inc.
filed 2014-09-15
CIK 1408276

UNITED STATES

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

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

PART II - OTHER INFORMATION

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Registrant’s Amendment No. 1 on Form 10-K/A, filed on October 21, 2013, and Annual Report on Form 10-K filed by the Registrant on October 15, 2013 with the Securities and Exchange Commission. Amendment No. 2 is being filed for the sole purpose of revising the Report of Independent Registered Public Accounting Firm. All other items remain unchanged.

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

Consequently, the Group recorded a gross loss of $10,898,903 in the year-ended June 30, 2013 compared to a gross loss of $10,331,882 (Restated) in the year-ended June 30, 2012

General & Administrative expenses

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

•	Legal and professional costs were increased substantially in the current year to $1,504,763 from $879,503 in the prior year. This consists of increased attorney fees related to our ongoing and new litigation discussed in detail previously in the Litigation section. Additional legal fees were also incurred in connection with increased volume of conversions and share activity requiring legal opinions.
•	There has been an accrual of $350,000 for a judgment for the Company to pay legal fees on Jones Film (see Litigation section above)
•	Rent and office costs increased by almost $190,000 in the year due to the music division and the post production facility. Management have taken action and closed down the UK office and merged the music division into the original US office to bring overhead back in line
•	Wages and salaries have reduced by approximately $182,000 during the year as the London office was closed and the US office was downsized plus the music team were reduced substantially and the few that are left are now consultants not employees which accounts for the increase in consultancy charges year on year (Approximately $102,000).
•	Approximately $528,000 less overhead was capitalized to movies in the 2013 fiscal year than the comparable period in 2012

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

The table below presents the financial information for the two reportable segments for the year ended June 30, 2012.

The tables below present the financial information for the reportable segments for the years ended June 30, 2013 and 2012:

			Year ended June 30, 2013
	Film	Music	Production facility	Total
Revenue	$841,956	$574,434	$106,417	$1,522,807
Cost of Revenue	(7,004,141)	(5,395,410)	(22,160)	(12,421,711)
Gross profit/(loss)	(6,162,185)	(4,820,975)	(84,257)	(10,898,903)
Operating expenses	(6,447,117)	(480,620)	(361,955)	(7,860,492)

Loss from operations	$(12,609,302)	(5,301,595)	(277,698)	(18,188,596)

	Year ended
	June 30, 2012 (Restated)
	Film	Music	Total
Revenue	$4,052,029	$5,977	$4,058,006
Cost of revenue	14,350,858	39,031	14,389,889
Gross profit/(loss)	$(10,364,937)	$(33,054)	$(10,331,883)
Operating expenses	2,467,111)	91,505	2,558,620
Loss from operations	$(12,765,944)	$(124,559)	$(12,890,503)

Assets

	June 30, 2013	June 30, 2012 (Restated)

Film assets	$8,368,686	$14,612,609
Music assets	296,795	4,289,158
Post-production assets	4,102,525	4,551,270

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

Seven Arts Pictures, Inc.

Date: September 15, 2014	By:	/s/ Kate Hoffman
Kate Hoffman
Chief Executive Officer
(Principal Executive Officer)

Date: September 15, 2014	By:	/s/ Candace Wernick
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

As discussed in Note 15 to the financial statements, the June 30, 2012 financial statements have been restated to correct a misstatement. Our opinion is not modified with respect to this matter.

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

Building Improvements:

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

The tables below present the financial information for the reportable segments for the years ended June 30, 2013 and 2012:

			Year ended June 30, 2013
	Film	Music	Production facility	Total
Revenue	$841,956	$574,434	$106,417	$1,522,807
Cost of Revenue	(7,004,141)	(5,395,410)	(22,160)	(12,421,711)
Gross profit/(loss)	(6,162,185)	(4,820,975)	(84,257)	(10,898,903)
Operating expenses	(6,447,117)	(480,620)	(361,955)	(7,860,492)

Loss from operations	$(12,609,302)	(5,301,595)	(277,698)	(18,188,596)

	Year ended
	June 30, 2012 (Restated)
	Film	Music	Total
Revenue	$4,052,029	$5,977	$4,058,006
Cost of revenue	14,350,858	39,031	14,389,889
Gross profit/(loss)	$(10,364,937)	$(33,054)	$(10,331,883)
Operating expenses	2,467,111)	91,505	2,558,620
Loss from operations	$(12,765,944)	$(124,559)	$(12,890,503)

Assets

	June 30, 2013	June 30, 2012 (Restated)

Film assets	$8,368,686	$14,612,609
Music assets	296,795	4,289,158
Post-production assets	4,102,525	4,551,270

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

Related Party Due/From at June 30, 2013 consisted of:

	SAE, Inc.	SAFE	SAFELA	Consolidated Balance
Due from:

SAMT	13,000			13,000
SAPLA	173,006			173,006

Peter Hoffman			19,781	19,781

Total	186,006			205,787

Peter Hoffman	(1,272,112)	(393,650)		(1,665,762)
SAFE (UK)	(2,383)	(13,556)		(15,939)
	(1,274,495)	(407,206)		(1,603,367)

			CONSOLIDATED
As of June 30, 2012	SAE INC	SAFE	BALANCE (Restated)

SAP Inc	$1,801,098	$(20,850)	$1,780,248

SAPLA	336,290	-	336,290

Peter Hoffman	(1,679,617)	(18,961)	(1,698,578)

SAFE (UK)	-	(13,556)	(13,556)

	$457,771	$(53,367)	$404,404

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

NOTE 4 – FEE INCOME RECEIVABLE FROM RELATED PARTY (RESTATED)

SAPLA has filed for historical rehabilitation tax credits available from the United States (26%) and Louisiana (25%) on approximately $9,500,000 of historical rehabilitation expenses paid in connection with the renovation of  the building and property at 807 Esplanade Avenue in New Orleans, Louisiana (the “Property”) and reflected in a compilation of expenses by an independent accounting firm. SAPLA has filed the Part I application for historic rehabilitation credits and has received the Part II and Part III approvals from the United States Department of Parks with respect to the Property:

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

No participations have been recorded as the Company does not believe anything will be due in the next 12 months.

NOTE 6 – MUSIC ASSETS

Music assets are as follows:

	June 30, 2013	June 30, 2012 (Restated)
Music assets	5,423,205	$6,324,158
Intangible Assets – music assets	-	1,000,000
	5,423,205	7,324,158

Impairment recognized during the year	4,718,205	3,035,000

Total music assets	705,000	4,289,158
Less: Accumulated amortization	408,205	-
Total music assets, net of accumulated amortization	296,795	$4,289,158

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

Seven Arts Entertainment, Inc.

(Formerly Seven Arts Pictures, Plc)

Consolidated Balance Sheets

A of June 30, 2012

	June 30, 2012 (Audited)	2011 restatement of Foregiveness of Debt/Interest	Foregiveness of Debt/Interest	Correct "revaluation" of Series B PS	Recognize Impairment on Music Assets after restatement of PS	Reversal of Revenue/AR recognized from SAPLA	Recognize adjusted revenue from SAPLA	Adjustment for shares pledged in connection with debt	June 30, Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,658								$120,658
Accounts receivable, net of allowance for doubtful accounts of $171,062 and $195,623	192,035								192,035
Due from related parties, net	2,116,538								2,116,538
Fee income receivable from related parties	5,896,970					(5,896,970)	3,235,000		3,235,000
Other receivables and prepayments	849,845								849,845
Total Current Assets	9,176,047								6,514,076
Long term receivable from related parties	1,643,928					(1,643,928)			-
Film costs, less amortization and impairment of $10,458,823 and $2,843,734	14,612,608								14,612,608
Music assets	2,923,474			4,400,684	(3,035,000)				4,289,158
Leasehold Improvements	4,551,270								4,551,270
Property and equipment, net of accumulated depreciation of $111,232 and $106,671	16,137								16,137
TOTAL ASSETS	$32,923,463								$29,983,249

LIABILITIES AND SHAREHOLDERS' EQUITY									123
									123
CURRENT LIABILITIES:									123
Accounts payable	1,152,977								1,152,977
Accrued liabilities	2,758,845								2,758,845
Due to related parties	1,060,906							651,229	1,712,134
Shares to be issued	200,000								200,000
Participation and residuals	114,215								114,215
Other loans	7,163,730	4,458,621	(4,458,621)						7,163,730
Film & production loans	6,124,428								6,124,428
Deferred income	849,080								849,080
VAT	-								-
Provision for earn-out	50,000								50,000
Total Current Liabilities	19,474,181								20,125,409
TOTAL LIABILITIES	$19,474,181								$20,125,409
				4,400,684	(3,035,000)	(7,540,898)	3,235,000	651,229
STOCKHOLDERS' EQUITY
Convertible redeemable Series A preference shares at $10 par value, 125125 authorised and outstanding	$1,251,250								$1,251,250
Convertible redeemable Series B preference shares at $100 par value, 200,000 authorised, 180,000 outstanding	4,762,952			4,400,684					$-9,163,636
Convertible redeemable Series B shares held in escrow	(3,163,636)								(3,163,636)
Common stock ; $0.01 par value, 35,992,964 authorised,1,739,900 issued and outstanding	17,399								17,399
Common stock; £0.25 par value; 20,527,360 shares authorized;									-
37,759 issued and outstanding	-								-
Deferred stock; £0.45 par value; 13,184,000 shares authorized;									-
and 13,184,000 shares issued and outstanding	-								-
Deferred stock; £1.00 par value; 2,268,120									-
shares issued and outstanding	-								-
Additional paid in capital	18,866,060							(651,229)	18,214,831
Convertible debentures	-								-
Receivable from EBT	-								-
Accumulated profit /(deficit)	0	(4,458,621)							(4,458,621)
Comprehensive income	(13,555)								(13,555)
Current Earnings	(8,271,187)		4,458,621		(3,035,000)	(7,540,898)	3,235,000		(11,153,464)
Shareholders' equity	13,449,283								9,857,840
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,923,463								$29,983,249
		(4,458,621)	4,458,621	4,400,684	(3,035,000)	(7,540,898)	3,235,000	(651,229)	(0)

