Form 10-Q
period 2013-12-31
Seven Arts Entertainment Inc.
filed 2014-09-15
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐   TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 001-34250

SEVEN ARTS ENTERTAINMENT INC.

(Exact name of small business issuer as specified in its charter)

Nevada	45-3138068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8721 Sunset Boulevard Suite 209

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

As of September 12, 2014, there were 162,784,252 shares of Common Stock of the issuer outstanding.

SEVEN ARTS ENTERTAINMENT, INC.

FORM 10-Q

DECEMBER 31, 2013

Seven Arts Entertainment, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,432	$4,884
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $40,000	24,252	110,043
Due from related parties	187,783	205,787
Fee income receivable from related parties, net of allowance of $1,180,000	1,180,000	2,055,000
Other receivables and prepayments	206,992	455,019
Total Current Assets	1,612,459	2,830,732

Film costs, less accumulated amortization of $14,063,827 and $13,877,171	8,355,192	8,368,686

Music assets, less amortization of $414,509 and $408,205	240,000	296,795

Building Improvements, less amortization of $247,244 and $164,526	6,716,915	4,102,525

Property and equipment, net of accumulated depreciation of $132,908 and $129,084	2,134	7,459
TOTAL ASSETS	$16,926,700	$15,606,196

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,008,616	1,824,140
Accrued liabilities	1,706,465	2,486,514
Due to related parties	1,504,326	1,681,701
Participation and residuals	96,819	96,819
Convertible debt	3,942,118	4,073,901
Mortgage and construction loans	7,823,797	3,743,286
Film & production loans	7,284,576	7,814,412
Deferred income	980,580	954,265
Total Current Liabilities	24,347,297	22,675,039

TOTAL LIABILITIES	$24,347,297	$22,675,039

STOCKHOLDERS' EQUITY
Convertible redeemable Series A preferred stock at $10 par value, 125,125 and 125,125 authorized and outstanding	$1,251,250	$1,251,250
Convertible redeemable Series B preferred stock at $100 par value, 200,000 authorized, 43,850 and 48,850 outstanding	5,525,454	5,525,458
Common stock; $0.01 par value; 249,000,000 authorized, 2,116,687 and 23,162 issued and outstanding	6,315,090	2,578,521
Additional paid in capital	19,143,697	22,072,882
Shares held as collateral	(455,246)	(455,246)
Other Comprehensive income	(13,555)	(13,555)
Accumulated deficit	(38,669,666)	(38,154,995)
Warrants to be distributed	480,371	480,371
Total Seven Arts Entertainment Inc. equity	(6,422,605)	(6,715,314)
Non-controlling interest	997,992	353,530
Total Shareholders' equity	(7,420,597)	(7,068,843)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,926,700	$15,606,195

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	3 Months Ended		6 Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	Unaudited		Unaudited
Revenue:
Film revenue	$(9,729)	$164,719	$87,267	$394,112
Music revenue	-	6,450	14,974	696,240
Fee Related Revenue - related party	-	-	-	-
Post production revenue	22,687	11,628	26,452	18,078
Total revenue	12,958	182,797	128,693	1,108,430

Cost of revenue:
Amortization of film costs and music assets	94,699	94,886	195,146	580,901
Impairment of film costs and music assets	50,491		50,491	-
Other cost of revenue	20,037	129,351	21,563	249,658
Cost of revenue	165,227	224,237	267,200	830,559
Gross profit (loss)	(152,269)	(41,440)	(138,507)	277,871

Operating expenses:
Amortization of leasehold improvements	41,359	42,848	82,718	80,775
General and administrative expenses	674,429	781,667	1,200,900	1,451,615
Bad debt expense	-	-	-	-
Total operating expenses	715,788	824,515	1,283,618	1,532,390
Income/(Loss) from operations	(868,057)	(865,954)	(1,422,125)	(1,254,518)

Non-operating income(expense)
Other income		(6,451)	-	-
Gain/(Loss) on De-Consolidation of SAFE	1,988,428		1,988,428
Interest expenses	(1,838,904)	(927,488)	(2,904,642)	(1,902,997)
Realization of Tax Credits	1,180,000	-	1,180,000
Total non-operating income (expense)	1,329,524	(933,939)	263,786	(1,902,997)
Income/(Loss) before taxes	461,467	(1,799,893)	(1,158,339)	(3,157,515)

Provision for income tax	-		(800)
Net Income/(loss)	461,467	(1,799,893)	(1,159,139)	(3,157,515)

Less: Net loss attributable to non-controlling interests	(469,422)	(89,293)	(644,462)	(172,097)

Net income/(loss) attributable to Seven Arts Entertainment, Inc.	$930,888	$(1,710,601)	$(514,677)	$(2,985,418)

Comprehensive loss:
Net loss	461,467	(1,799,893)	(1,159,139)	(3,157,515)
Other Comprehensive income/(loss)	-	-	-	-
Comprehensive income/(loss)	461,467	(1,799,893)	(1,159,139)	(3,157,515)

Less: Comprehensive loss attributable to non-controlling interests	(469,422)	(89,293)	(644,462)	(172,097)

Comprehensive Income/(loss) attributable to Seven Arts Entertainment, Inc.	$930,888	$(1,710,601)	$(514,677)	$(2,985,418)

Weighted average shares of common stock outstanding:
Basic	537,545	25	308,464	177
Diluted	537,545	25	308,464	177

Basic profit/ (loss) per share	$1.73	$(68,608.06)	$(1.67)	$(16,899.97)
Diluted profit/ (loss) per share	$1.73	$(68,608.06)	$(1.67)	$(16,899.97)

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment Inc.

Consolidated Statements of Cash Flows

	6 months ended December 31, 2013	6 months ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,159,139)	$(3,157,515)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,325	5,693
Amortization of Film Costs and Music Assets	195,146	580,901
Impairment of film and music costs	50,491	-
Amortization of Building improvements	82,718	80,775
Provision for Returns	-	231,405
Stock issued for services	31,979	100,500
Bad debt expense	(1,180,000)	-

Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	45,791	(224,419)
Decrease in Due from Related Parties	18,004	19,791
Increase in Fee Income Receivable from Related Party	-	-
(Increase) Decrease in Other Receivables and Prepayments	288,027	(784,723)
(Increase)Decrease in Film Costs	139,117	(629,150)
(Increase) in Music Assets	-	(593,054)
Increase (Decrease) in Accounts Payable	(781,749)	401,111
Increase(Decrease) in Accrued Liabilities	(916,799)	68,930
Increase in Due to Related Parties	25,625	887,445
Increase in Accrued Interest included in notes payable	2,905,949	1,459,834
Increase(Decrease) in Deferred Income	26,315	74,100
Net Cash Used in Operating Activities	$(223,200)	$(1,478,376)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Building Improvements	-	(375,420)
Net Cash Used in Investing Activities	-	(375,420)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from Borrowings	231,750	1,737,407
Issuance of Common Stock for Cash	-	300,000
Common and Preferred Stock to be issued	-	(107,793)
Shares as collateral for legal settlement	-	(180,000)
Net Cash Provided by (Used for) Financing Activities	231,750	1,749,614

NET INCREASE (DECREASE) IN CASH	8,550	(104,182)
CASH AT BEGINNING OF PERIOD	4,884	120,658
CASH AT END OF PERIOD	$13,434	$16,476

Supplemental disclosure of cash flow information:
Interest paid	-	-

Income taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:

Shares of common stock issued in satisfaction of debt	$339,250	$4,297,520

Stock issued for services	31,979	100,500

Conversion of Preferred Shares Series B to common stock	-	1,001,818

Application of SAPLA tax credit to Fee Income Receivable, related party and Film Production Loan balances	2,055,000	-

Series A Preferred Stock modification	203,000	-

Seven Arts Entertainment, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

On November 8, 2011, the Company's listing predecessor, PLC, was placed into involuntary creditors’ liquidation under English law (See Note 9 – Commitments and Contingencies). Certain indebtedness of PLC remained with PLC and will be subject to administration or payment in those administration proceedings.   In accordance with the asset transfer agreement, PLC has been issued 2 million (pre-split)/29 post-split shares of common stock of SAE in order to satisfy these obligations.

In late February 2012, the Company formed Seven Arts Music, Inc. (“SAM”) and acquired 52 completed sound recordings of the recording artist DMX with the rights to additional albums and acquired 100% of the stock of Big Jake Music (“BJM”). The music segment has not grown as the Company expected it to, and sales of the acquired sound recordings were not as estimated. The Company has recognized total impairments on this segment of $4,775,000 since acquisition. Therefore, the Company is rethinking the music segment, and is presently not acquiring any new artists, or producing new recordings, and is only exploiting the already released recordings. The Company has determined their entry into the music business did not succeed to the level expected, as evidenced by the impairments recognized in the music segment, and will no longer invest capital in this activity to actively pursue new artists or recordings. The Company will  continue to release recordings from their previously acquired material and exploit their released recordings.

On June 30, 2012, Seven Arts Filmed Entertainment LLC (“SAFELA”) was transferred to the Company.  SAFELA, which is now 60% owned by the Company, has a 30 year lease to operate a film production and post-production facility at 807 Esplanade in New Orleans, Louisiana.  The post production facility commenced operations on July 1, 2012.

On October 1, 2013, the Company formed a new subsidiary in England and Wales, Cinevisions (UK) LTD, whose purpose mainly is to process salary for the two remaining UK based staff and collect European based revenue on behalf of the company.

On October 9, 2013 the Company’s subsidiary, Seven Arts Filmed Entertainment Limited (SAFE), entered into Creditors’ Voluntary Liquidation under English law. The Company had previously acquired certain assets of SAFE on January 3, 2012 for assumption of certain debt. All assets and liabilities of SAFE have been removed from the Company’s financial statements effective October 9, 2013.

The Company’s common stock is trading on the OTC Market’s OTCQB marketplace and is quoted under the symbol “SAPX.”

Emerging Growth Company Critical Accounting Policy Disclosure:

An "emerging growth company" is defined in the Securities Exchange Act of 1934 as an issuer that had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer that is an emerging growth company as of the first day of that fiscal year shall continue to be deemed an emerging growth company until the earliest of: i) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more, ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act of 1933, iii) the date on which such issuer has during the previous 3-year period, issued more than $1 billion in non-convertible debt, or iv) the date on which such issuer is deemed to be a “large accelerated filer.”

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

Reverse Stock-Splits:

On February 12, 2014, October 31, 2013, May 2, 2013 and August 31, 2012, the Company effected one –for-one hundred, one-for-twenty, one-for-fifty and one-for-seventy reverse stock splits, respectively, collectively referred to as the Stock Splits. Unless otherwise noted, all impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Splits. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and loss per share.

Unaudited Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

The consolidated balance sheet at June 30, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

The Company has evaluated events that occurred subsequent to December 10, 2013 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2013.

Significant Accounting Policies:

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Seven Arts Entertainment, Inc. (“SAE”), and its subsidiaries:

Å	Seven Arts Music, Inc. (“SAM”) (100% owned)

Å	Big Jake Music, Inc. (“BJM”) (100% owned)

Å	Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) (As of June 30, 2012) (60% owned by SAE, 40% owned by Palm Finance)

Å	Cinevisions (UK) LTD, (100% owned)

All material intercompany balances and transactions are eliminated.  The Company does not have any variable interest or special purpose entities. The Company presents Palm Finance’s 40% share of SAFELA’s profit or loss as a non-controlling interest. As of December 31, 2013, SAFELA’s net loss was approximately $1,618,000.

Liquidity and Management's Plan:

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended June 30, 2013, the Company recorded a loss from operations of approximately $18,190,000, and utilized cash in operations of $548,000. As of June 30, 2013, the Company had a working capital deficit of approximately $19,844,000. For the six months ended December 31, 2013 the Company recorded a loss from operations of approximately $1,422,125, utilized cash in operations of approximately $223,000 and had a working capital deficit of approximately $22,735,000

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the exploitation of its films, sales of equity and debt financing. However, the Company has not released or distributed a new film since July 2012. The Company’s next film, Fractured (formerly known as Schism), is expected to be released in April, 2014, and the Company also intends to release the next DMX album in mid 2014. Additionally, management has begun to implement cost reductions including reducing the size of its’ staff and size of its UK office, relocating the Los Angeles office and expects to be able to continue to obtain additional financing. No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Deconsolidation of Seven Arts Filmed Entertainment Limited (SAFE):

On October 9, 2013, Seven Arts Filmed Entertainment Limited (SAFE), a wholly owned subsidiary, entered into a Creditors’ Voluntary Liquidation in the United Kingdom on the basis that it was in liquidation and that it had issued a winding up petition in April 2013. In accordance with Accounting Standards Codification (ASC) 810, when a subsidiary becomes subject to the control of a government, court, administrator, or regulator, deconsolidation of that subsidiary is generally required. We have therefore deconsolidated SAFE from our balance sheet as of October 9, 2013 and have eliminated the results of SAFE’s operations from our results of operations beginning on that date.

SAFE had a net payable at October 9, 2013 that we expect will remain unchanged until liquidation proceedings have been finalized. Included in this net amount are receivables and payables we have determined are reportable as a net amount based on the fact the amounts are determinable, the balances are due to and from SAFE, and the amounts would remain legally enforceable.

Income Taxes:

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of December 31, 2013.

The Company has provided a valuation allowance against all existing and newly created deferred tax assets as of December 31, 2013, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company.

As of December 31, 2013, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2013 the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $40,000 at both December 31, 2013 and June 30, 2013, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due To/Due From Related Parties

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP to the Company’s predecessor at cost.   Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.  Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as Due To Related Party. During June and October 2013, 147,143 (post split) shares were issued in satisfaction of $2,091,227 of this liability. These shares are being held as collateral against certain loans and will be returned to the Company, if not called as collateral, when the related loans are paid or converted.

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

Costs of acquiring and producing music assets are amortized using the individual-album-forecast method, whereby these costs are amortized  in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation or sale of the music.

Building Improvements:

On June 30, 2012, the Company acquired SAFELA, which was previously a related party company. SAFELA has a 30 year lease on 807 Esplanade, New Orleans, Louisiana, which was constructed as a production and post-production facility. The Company has since assumed the liability for $1,000,000 of these loans plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance. As of December 31, 2013, the Company was in default on the Forbearance Agreement governing this loan with Palm Finance, who has demanded an additional $2.7 million plus interest. (see Note 7). This additional amount of the mortgage has been recognized in Building Improvements. Additionally, a construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade. The Company did not receive any consideration or benefit when they assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as an analogy. As the guidance on financial guarantees does not address which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt “Building Improvements related to indebtedness” The Building Improvements will be amortized in a manner similar to leasehold improvements, over the life of the lease (30 years).

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

The table below presents the financial information for the three reportable segments for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31, 2013
	Film	Music	Post- Production
	(SAE)	(SAM)	(SAFELA)	Total
Revenue	$(9,729)	$-	$22,687	$12,958
Cost of revenue	$(95,199)	$(65,491)	$(4,537)	(165,227)
Gross profit/(loss)	(104,928)	(65,491)	18,150	(152,269)
Operating expenses	(563,873)	(14,108)	(137,807)	(715,788)
Profit/(Loss) from operations	$(668,801)	$(79,599)	$(119,657)	(868,057)

Total Operating Profit/(Loss)				$(868,057)

	Six Months Ended
	December 31, 2013
	Film	Music	Post- Production
	(SAE)	(SAM)	(SAFELA)	Total
Revenue	$87,267	$14,974	$26,452	$128,693
Cost of revenue	$(191,868)	$(71,795)	$(3,537)	(267,200)
Gross profit/(loss)	(104,601)	(56,821)	22,915	(138,507)
Operating expenses	(1,016,307)	(14,108)	(253,203)	(1,283,618)
Profit/(Loss) from operations	$(1,120,908)	$(70,929)	$(230,288)	(1,422,125)

Total Operating Profit/(Loss)				$(1,422,125)

Assets

	December 31,	June 30,
	2013	2013
Film assets	$8,357,377	$8,368,686
Music assets	240,000	296,795
Post-production assets	6,716,915	4,102,525

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

Related Party due to/due from consists of:

As of December 30, 2013:
	SAE	SAFE		SAFELA	CONSOLIDATED BALANCE
Due From:-
SAP LA LLC	$173,006	$-		$-	$173,006
SAMT	13,000	-		-	13,000
Peter Hoffman	-	-		1,777	1,777
Total	186,006			1,777	187,783

Due to:-
Peter Hoffman	(1,504,326)	-		-	(1,504326)
SAFE (UK)	-	-		-	-
	$(1,504,326)	$-	$		$(1,504,326)

As of June 30, 2013:
	SAE	SAFE	SAFELA	CONSOLIDATED BALANCE
Due From:-
SAP LA LLC	$173,006	$-	$-	$173,006
SAMT	13,000	-	-	13,000
Peter Hoffman	-	-	19,781	19,781
Total	$186,006		$19,781	$205,787

Due to:-
Peter Hoffman	$(1,272,112)	$(393,650)	$-	$(1,665,762)
SAFE (UK)	(2,383)	(13,556)	-	(15,939)
	$(1,274,495)	$(407,206)	$-	$(1,681,701)

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

To date Louisiana has certified approximately $6,500,000 of the $11,500,000 film infrastructure expenditure filed for, the tax credits accruing on which SAPLA will assign for cash, with the remaining expenses remaining under consideration by the Louisiana Department of Economic Development (“LED”). SAPLA has received no objections to any of its film rehabilitation expenses from LED as reflected in the audit report submitted to LEDF on July 2, 2012. Under a published Opinion of the Attorney General of Louisiana, the Louisiana tax credits vest upon certification as a film infrastructure project which occurred in 2008. Revenue is not recognized until the required audit or compilation is complete and available to be submitted to the appropriate agency.

Under the terms of the related party agreement between SAPLA and SAE Inc. proceeds received from the disposition of the tax credits earned by SAPLA on the building are due to SAE to reduce the notes payable to Palm Finance and as fees for services provided by the Company. SAPLA will pay the proceeds from disposition of such tax credits to SAE Inc. as fee income. The Company provided “developer” services as concerns oversight of the rehabilitation work carried out on the facility, as well as advisory services in connection with the obtaining of the tax credits, and financial services related to the loans and mortgage. The Company has concluded the services evidence an earning process, in the providing of a service, and as such has recognized revenue in relation to the fair value of the services provided. The fair value of $3,235,000 was determined based on the amounts stated as “qualified expenses” and determined to be reasonable and industry standard in the required audit of cost report expenditures performed on the project by an independent accountant. Any excess over the fair value of the services received by the Company from SAPLA will be recognized as a contribution to capital.

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

Additionally, the State Historic Preservation Office (“SHPO”) had not issued their Part III approval as of June 30, 201l, confirming what amount of the tax credits they are approving. In October 2012 the SHPO sent SAPLA some questions on their expenditures, which were answered by the independent auditor who performed the required audit of the cost expenditures, but there has been no further correspondence since. SAPLA is pursuing the issue with SHPO to force them to state the amount of tax credits they are approving, based on a recent law in Louisiana which says SHPO must state which line item they are disallowing. Therefore, the Company had also determined to reserve against the amount of the proceeds representing the LHR credits, until such time as SAPLA resolves the issue with SHPO and receives a Part III approval. The total reserve recognized as of June 30, 2013 was $1,180,000, which represented the cash proceeds underlying the LFI and LHR tax credits in excess of the $3,235,000 recognized as revenue, and reduces the receivable amount to the amount the Company has determined to be known to be collectible, the amount of the cash proceeds underlying the Federal tax credits.

In late November 2013 the issues between SHPO and SAPLA were resolved, and on January 2, 2014 SAPLA received the Part III certification from SHPO. Subsequent to quarter end SAPLA has begun selling the tax credits to third parties, $ $1,197,500 to date, the proceeds of which have been collected and used to pay down the Palm Finance debt. Therefore, the Company has determined there is no further amounts of the receivable which are necessary to reserve, and has decreased the reserve accordingly, resulting in a credit to Bad Debt Expense of $1,180,000 during the three and six months ended December 31, 2013.

During the three months ended December 31, 2013, the owner of Palm Finance used the Federal tax credits earned by SAPLA on his personal tax returns. The Company has reflected this usage by reducing the Receivable to Related Party with a corresponding reduction of the production loans.

NOTE 5 – FILM COSTS

Film costs as of December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013	June 30, 2013
Released, net of accumulated amortization	$3,129,145	$3,314,728

Completed and not released	—	—

In production	1,207,517	1,209,931

In development	4,018,529	3,844,027
	$8,355,191	$8,368,686

Amortization of film costs was approximately $94,700, $188,843, $94,885 and $172,695, respectively, for the three and six months ended December 31, 2013 and 2012. The Company estimates that its amortization expense in the next year will be $650,000.

All Exploitation Costs (comprising of direct costs, including marketing, advertising, publicity, promotion, and other distribution expenses) incurred in connection with the distribution of a film) are expensed as incurred in accordance with ASC 720-926-25-3.

No participations have been recorded as the Company does not believe anything will be due in the next 12 months.

NOTE 6 – MUSIC ASSETS

Music assets as of December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013	June 30, 2013
Music assets	$705,000	5,423,205
Impairment recognized during the year	(50,491)	4,718,205
Total music assets	654,509	705,000
Less: Accumulated amortization	414,509	408,205
Total music assets, net of accumulated amortization	240,000	296,795

For the three and six months ended December 31, 2013 and 2012, amortization of $0 and $6,304, and $0 and $408,205 has been recognized, respectively.

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model. During December 2013 the Company released the Bones, Thugs N Harmony recording. The initial sales and future requested shipments were not as expected, and at this time the Company is estimating the net future cash flows will be approximately $120,000. Based on these low sales, the Company also has lowered its estimated future cash flows on the DMX album to be released in mid 2014 to $120,000 also. Therefore, the Company has concluded an impairment in the amount of $56,795 was necessary for the six months ended December 31, 2013.

The Company has also decided that their music business is not performing as expected, evidenced by the impairments of $4,775,000 since inception, and they will not at this time be expending any additional capital, nor pursuing new artists or agreements. The Company will continue to exploit their current recordings and releases.

NOTE 7 – LOANS PAYABLE

The Company has the following indebtedness as of December 31, 2013:

Lender	Balance	Interest Rate	Issuance Date	Maturity Date

Film and Production Loans:

Palm Finance Corporation	$4,225,277	18%	5/7/2007	11/7/2008
Palm Finance Corporation	2,615,922	18%	12/17/2007	6/17/2009
Palm Finance Corporation	107,257	10%	7/30/2012
Prodigy	331,695	10%	6/14/2013	10/31/2013
120db Film Finance LLC	4,425			8/25/2008

Total Film and Production Loans	$7,284,576

Conversions:

Trafalgar Capital	$665,003	9%	10/15/2008	8/31/2009
JMJ Financial	434,564	10%	6/29/2012	10/27/2012
GHP	137,573	18%	1/21/2011	4/30/2012
Tonaquint, Inc.	394,657	8%	08/22/2012	7/2/2013
Beaufort Ventures PLC	235,786	10%	07/31/2012	08/30/2012
Beaufort Ventures PLC	171,452	10%	07/26/2012	02/25/2013
Runway Investments, LTD	162,103	12%	11/1/2012	09/30/2012
Sendero Capital Ltd	308,027	12%	01/24/2012	9/30/2012
Isaac Capital Group LLC	36,852	12%	01/20/2012	06/30/2012
Beaufort Ventures, PLC	85,870	10%	07/19/2012	07/19/2012
Beaufort Ventures, PLC	57,247	10%	7/19/2012	07/19/2013
Beaufort Ventures, PLC	28,445	10%	08/14/2012	8/2/2013
Beaufort Ventures, PLC	83,433	12%	1/22/2013	7/22/2013
CMS Capital	41,508	12%	12/15/2011	06/30/2012
Hanover Holdings LLC	264,207	10%	02/23/2012	08/23/2012
Beaufort Ventures PLC	59,074	12%	06/26/2012	06/26/2013
Agua Alta (Cold Fusion)	118,180	12%	06/25/2012	06/25/2013
Beaufort Ventures PLC	1,120	12%	11/30/2012	11/30/2013
Tripod Group, LLC	65,770	12%	1/2/2012	1/2/2013
Beaufort Ventures, PLC	12,128	12%	6/4/2012	4/5/2013
Old Capital Ltd	278,515	12%	05/31/2012	05/30/2013
WHC Capital, LLC	51,055	10%	4/19/2013	5/31/2013
Elegant Funding	53,304	12%	4/30/2013	5/2/2013
Firerock Global Opportunities Fund, L.P.	1,799	5% (18% default)	2/11/2013	7/15/2013
Elegant Funding	17,623	18%	5/6/2013	5/1/2014
WHC Capital, LLC	28,668	21% (28% default)	4/19/2013	4/18/2014
WHC Capital, LLC	22,578	21%	5/20/2013	5/20/2014
Tangiers Investors, LP	944	10%	5/31/2013	5/31/2014
Tangiers Investors, LP	19,255	10%	6/10/2013	6/10/2013
Isaac Capital Group LLC	10,151	12%	10/1/2013	4/1/2014
Beaufort Ventures PLC	10,151	12%	10/1/2013	4/1/2014
Isaac Capital Group LLC	85,078	12%	10/21/2013	1/31/2014

	$3,942,118

Mortgage and Construction Loan:
Palm Finance Corporation- mortgage and construction loan	$7,823,797	15%

	$7,823,797

*The Company does not agree with interest charged by Palm on the 2011 forgiven interest on these two film loans and believes the dispute will be resolved once the loans are repaid.

The loan balances include accrued interest of $9,614,156 at December 31, 2013. Interest expense on all the loans for the three and six months ended December 31, 2013 and 2012 was $1,909,860, $557,732 and $1,365,064, respectively.

On June 14, 2013, the Company guaranteed a debt agreement of Schism LLC for approximately $216,000 to cover expenses connected to” the film “Schism”, (name later changed to “Fractured”). As the Company has unconditionally guaranteed the loan for Schism the debt is carried on the Company’s books. The note was not finalized and funded until subsequent to year end, and therefore was not recognized in the loan balance outstanding until the quarter ended September 30, 2013. The note was later amended to an amount of approximately $314,000. The note is due October 31, 2013 and bears interest at 10%, with no additional default rate. The Lender also is to receive 5% of adjusted gross receipts on the film after breakeven. The Lender has a security interest in the film, and until the debt is repaid is entitled to all revenue receipts on the film, including those paid to SAE. There was a loan arrangement fee in connection with the note, in the amount of 15% of the principle, or approximately $63,000 after the amendment. This amount was immediately expensed based on the short term of the note agreement.

The Company negotiated a new convertible debenture on September 15, 2013 for $25,000. The lender advanced the funding to the Company but has not agreed upon any terms nor executed a formal loan agreement with the Company. Therefore, this amount is included in accrued expenses, as not governed by a formal executed agreement.

On October 1, 2013, the Company entered into two $10,000 convertible debentures with two separate parties, both notes with the same terms. The notes are due on April 1, 2014 and bear interest at 12% (default rate of 18%). The initial conversion rate is $0.002, with the conversion rate eligible for a one time conversion reset to 60% of the trading value upon a reverse merger (the “reset conversion price”), which occurred on October 16, 2013. The conversion features have a reset provision upon the subsequent sale of equity at a lower price, which results in bifurcation and derivative accounting for the conversion features. Therefore, there is no beneficial conversion feature to be recognized upon the reset conversion price. Due to the short term of the note, as well as the low trading price of the Company’s stock, it has been determined the fair value of the bifurcated derivative, as calculated by the Monte Carlo simulation model, is insignificant, and has not been recognized in the liabilities of the Company’s financial position as of December 31, 2013.

On October 21, 2013, the Company entered into a second convertible debenture with one of the above parties, in the amount of $200,000, due January 31, 2014. The note was issued with a $25,000 discount, and bears interest at 12% (default rate of 18%). As of December 31, 2013 only $75,000 of the note has been funded and recognized. A respective pro-rata amount of the discount was also recognized, and immediately expensed due to the short term of the note. The note is secured by the proceeds on the Fontana Distribution agreement, related to the released recordings of DMX and BTH (in all territories except for Germany, Austria and Switzerland). The initial conversion rate is $0.04, with the conversion rate eligible for a one time conversion reset to 60% of the trading value upon a reverse merger (the “reset conversion price”), which occurred on October 16, 2013. The conversion features have a reset provision upon the subsequent sale of equity at a lower price, which results in bifurcation and derivative accounting for the conversion features. Therefore, there is no beneficial conversion feature to be recognized upon the reset conversion price. Due to the short term of the note, as well as the low trading price of the Company’s stock, it has been determined the fair value of the bifurcated derivative, as calculated by the Monte Carlo simulation model, is insignificant, and has not been recognized in the liabilities of the Company’s financial position as of December 31, 2013.

On September 30, 2013 a note for $30,888, related to amounts owing to the Company’s legal firm, was assigned to another third party. The note had an original maturity date of October 31, 2013, and bears interest at a default rate of 18%. The transaction does not have any impact on the Company’s financial statements, and was entered into for the new holder to qualify under Section 3(a)(9) of the Securities Act which allows for the underlying shares to be free traded.

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

On December 5, 2013, the Company’s subsidiary, SAFELA, entered into a Credit Line with Insurance Strategies Fund, LLC (“ISF”) in which ISF has the right to loan amounts against individual pictures of their choice. The first picture to be funded is Fractured (formerly Schism) for $150,000, at 10% interest, due June 5, 2014. The loan is secured by the film and all rights pertaining to the film. ISF also is entitled to participations of 100% of the gross receipts up to the amount funded, then is entitled to 50% of all net receipts. The loan does not have any conversion features, or other provisions containing embedded derivatives. As of December 31, 2013 $50,000 has been funded, which is included in accrued expenses.

On December 2, 2013 the Company entered into an Advance and Assignment agreement with Lyric Financial, LLC, against future earnings on sales of BTH & DMX albums. For consideration of approximately $77,260, less discount and other fees for net cash proceeds of $65,000, the Company assigned 100% of their receipts under the Ingrooves/Fontana distribution agreement for six months, and then 50% of the receipts until advance repaid. Ingrooves holds the distribution rights on the DMX and BTH recordings in the territories Germany, Austria and Switzerland. If the advance is not recouped by September 2, 2014, the unpaid amount accrues interest at 2.5% per month until paid. As there is no set term of the advance, the discount is being amortized through September 2, 2014, as it is the understanding between Lyric and the Company that the royalties should be substantially collected before this date, and therefore has been determined by management to be the estimated termination date of the advance.

NOTE 8 – EQUITY TRANSACTIONS

On October 16, 2013 and February 12, 2014 the Company effected a 1-for-20 and 1-for-100 reverse split of its common stock. All share amounts in the accompanying financial statements have been restated to reflect this reverse stock split.

During the six month ended December 31, 2013, the Company issued 1,931,397 (post split) common shares upon conversion of notes totaling approximately $552,000 under the original terms of the notes.

Preferred Shares Series A:

On July 31, 2013, Palm Finance sold 36,625 of their Preferred Shares Series A (“Series A”) to Susan Hoffman. On November 7, 2013, in connection with a sale of her shares to a third party, the Company agreed to modify the conversion price on these 36,625 Series A shares. Mr. Hoffman requested that the Company modify the conversion price to help Ms. Hoffman, and since this transaction did not benefit the Company in any way and therefore should not be treated as a expense incurred by the Company, Mr. Hoffman offered to bare the expense as a reduction of his “Due to” balance (Note X). The fair value of the modification was calculated following the guidance of ASC 718, Stock Based Compensation, as the difference between the fair value of the conversion feature immediately before and after the modification, using a Black Sholes Merton model. The fair value was determined to be $203,000, which was recognized in Additional Paid in Capital as well as a reduction of the amounts owing to Mr. Hoffman.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

With the exception of items, as noted below, there has been no significant changes to this litigation this period.

Creditors Liquidation of SAP Plc.

The Company’s listing predecessor Seven Arts Pictures Plc. (‘PLC’) was placed by the English Companies Court into compulsory liquidation on November 8, 2011. The Company’s CEO, Mr. Peter Hoffman, as a director of PLC had sought an administration order but this request was denied by the Courts as a result of inter alia the opposition of Parallel Pictures LLC (‘Parallel’). PLC’s principal creditors have appointed a liquidator for the orderly winding up of its remaining assets not transferred to the Company pursuant to the Asset Transfer Agreement, effective January 27, 2011. The Company, representing its listing predecessor, are actively in discussions with the liquidator to negotiate the settlement with the creditors. The Company believes the maximum contingent liability is $750,000 of the Company’s Series C Preferred Stock.

Based on discussions with the liquidator, our management believes this liquidation proceeding will have no material effect on the cost, business or market value of common stock.

Further Share Issue to SAE Inc.

On June 11, 2010, Seven Arts Entertainment, Inc. (“SAE”), a Nevada Corporation, was formed and became a 100% owned subsidiary of Seven Arts Pictures Plc. As of June 11, 2010, the Company entered into an Asset Transfer Agreement, as amended on January 27, 2011 and again on August 31, 2011, to transfer all of the assets with a cost basis from PLC to SAE, in exchange for assumption by SAE of certain indebtedness and for one share of common stock of SAE for each ordinary share of PLC which have been distributed to shareholders. Additionally, 2,000,000 shares of SAE were issued to PLC in order to satisfy any remaining obligations. SAE Inc. may issue more shares of its common stock to resolve any claim made on the liquidation of PLC. The 2,000,000 pre-split shares were originally booked on January 27, 2012 at the market price on the day the SEC approved the transaction i.e. $3.94/share. Management now believe the shares should be booked at the August 31, 2012 market price of $0.66/share which is the date from which the shares in SAE were tradable. This contingent liability, if any, is the same as set forth in the previous paragraph.

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

As part of the assumption of the mortgage and construction loans regarding 807 Esplanade, the Company has agreed to pay an additional $750,000 in connection with the loan, contingent on the receipt of at least $5,000,000 in cash proceeds from the tax credits earned by SAPLA. The Company has settled this contingent claim for no payment, and therefore there is no further contingent liability based on this matter. As the Company has determined it is not probable at this point that the $5,000,000 will be achieved, they have not recognized the $750,000 in the accompanying financial statements.

Armadillo

The Company has guaranteed a $1,000,000 note plus interest due to Armadillo by the Employee Benefit Trust of the Company’s listing predecessor resulting from the purchase of Seven Arts preferred stock from Armadillo. Management believes this contingent liability will not exceed $1,000,000 in value of the Company’s common stock.

Fireworks Litigation

The Company obtained summary judgment on February 10, 2011 in an action in Ontario Superior Court, Canada, against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of five motion pictures Rules of Engagement, An American Rhapsody, Who Is Cletis Tout, Onegin, and The Believer, (the “Copyrights”). CineVisions v. Fireworks International, No. 03-CV-247553 CM2. The Company has filed on September 7, 2011, an action in the High Court of England and Wales on September 7, 2011 against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. Seven Arts Filmed Entertainment v. Content Media Corp. No. HC11CO3046. The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content. The Company’s motion for summary judgment against Content in the United Kingdom was denied on March 18, 2013, but the dismissal did not consider the merits of the Company’s claims, only that Content was not bound by the Canadian judgment. The Company has also filed on May 27, 2011 an action in United States District Court in Los Angeles, California against Paramount Pictures for infringement of the Copyrights. Seven Arts Filmed Entertainment v. Paramount Pictures Corp. No. CV 11-04603. This action was dismissed on October 3, 2012 by the District Court based on a claimed application of the statute of limitation and the judgment was offered on appeal to the Ninth Circuit No, 11-56759, on November 6, 2013.

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

Arrowhead Capital Partners – ACG Loan

PLC, SAP and SAFE, and several special purpose companies formed by SAP were named as defendants in an action by Arrowhead Capital Partners Ltd filed in the Supreme Court of New York County of New York State served on May 24, 2010, seeking to collect $1,000,000 plus interest (the “ACG Loan”) due to Arrowhead Consulting Group LLC (“ACG”) as well as foreclosure on the collateral granted as part of the Cheyne Loan described above in Note 13 under “Production Loans”. Arrowhead Capital Finance v. Seven Arts Pictures, No. 601199/10. The ACG Loan is fully subordinated to repayment of the Cheyne Loan, which has not been repaid, and a subsidiary of the Company has been assigned all Cheyne’s rights under the subordination provision of the Cheyne Loan. ACG and the Company filed our motion for summary judgment which resulted in summary judgment in favor of ACG against SAFE, SAP and the special purpose companies. That summary judgment was affirmed on appeal to the New York Court of Appeals. Arrowhead has since filed on July 18, 2014 in New York Supreme Court claiming the Company is a “successor” of PLC or SAFE and liable for the summary judgment. The Company named this action to Federal District Court for the Southern District of New York on August 14, 2014 and is filing a motion to dismiss for lack of personal jurisdiction. The Company has not accrued a loss contingency on this matter and it is not a defendant in this action. Any claim against SAFE will be subject to the liquidation proceedings of SAFE under the law of the United Kingdom. The maximum contingent liability for this claim is approximately $2,500,000.

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

On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California in Los Angeles, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Parallel Media v. Seven Arts Entertainment, No. SC114182. A request for a preliminary injunction was denied by the Superior Court. Parallel was permitted to pursue a claim in the Los Angeles Superior Court for alleging that the Asset Transfer Agreement dated July 1, 2011 between PLC and the Company (“ATA”) was not for fair consideration. Parallel’s motion for summary judgment has been denied. The Company believes that a favorable decision by the liquidator as discussed above will resolve this action in the Company’s favor. The Company has not accrued for a loss contingency in this matter. The potential loss to the Company could be between $1 million and $1.75 million.

The liquidator has been advised in a letter from its counsel dated October 10, 2013, that the Company may be obligated to reimburse the liquidator for additional shares of the Company’s common stock by reason of the reduction in the value of the Company’s common stock issued to PLC pursuant to the ATA, from July 1, 2010 to August 31, 2011. The Company had previously offered to the liquidator to make such an adjustment in the consideration paid pursuant to the ATA. The Company intends to negotiate an amicable resolution of this issue with the liquidator which counsel believes should resolve any claims by Parallel. The Company believes the maximum contingent liability for this claim is $750,000 of the Company’s Series C Preferred Stock.

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

HMRC has requested and completed interviews with three officers of PLC to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies. PLC is fully cooperating with the investigation. PLC believes there is no basis for any claim of responsibility of any of its officers or employees. Based on facts currently known by PLC, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

Commitments:

Employment agreements

We have an employment agreement with Peter Hoffman pursuant to which he will act as our CEO until December 31, 2018. He has taken an indefinite leave of absence, and has waived his salary in that period. In connection with that employment agreement, we have granted Mr. Hoffman:

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

On August 29, 2013 Mr. Vallardita resigned from the Company and $40,000 (to be satisfied in common stock of the Company) has been accrued in the accompanying financial statements as settlement of his employment contract. During the six months ended December 31, 2013 Mr Vallardita has been issued 30,000 shares (post split) for a corresponding reduction in the accrual of approximately $22,000, for a remaining balance of $18,000 to be issued.

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

On March 1, 2014 the Company entered into a two year lease for new office space at 8721 W Sunset Blvd in West Hollywood, commencing April 1, 2014 and ending March 31, 2016 with a monthly payment of $2,184. The move was a result of the previous landlord requesting the space the Company occupied for another existing tenant at the premises.

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

The activity of the non-controlling interest as of December 31, 2013 and December 31, 2012, is as follows:

	December 31, 2013	December 31, 2012

Balance at July 1,	$353,530	$-
Non-controlling interest’s proportionate share of Net loss for the six months	644,462	172,097
Non-controlling interest at December 31,	$997,992	$172,097

NOTE 13 – SUBSEQUENT EVENTS

Subsequent stock issuances:

The Company issued the following shares of common stock subsequent to December 31, 2013:

Between January 1, 2014 and September 12, 2014, the Company issued 178,446,999 common shares at an average price of $0.002041 per share. The total number of shares outstanding on September 12, 2014 was 180,564,252.

149,611,179	Common shares were issued upon conversion of debt totaled $303,454.14 converted at an average conversion price of $0.002028 per share.

28,835,820	Common shares were issued for consulting services with a fair value of $60,692.50, at $0.002105 per share, determined at the market price on the date of issuance.

178,446,999

Notes Payable:

On January 21, 2014 the Company assumed the legal costs incurred by related parties with regard to the SHO tax credits and Jonesfilm litigation. The debts were assigned to a third party through 2 convertible debt purchase agreements, and promissory notes were issued with the dates of the original debts: July 1, 2013 and July 10, 2013 both with a maturity date of June 23, 2014 and bearing interest at 18%. The conversion price is the lesser of $0.0006 or 40% of the last sale price for the Common Stock on the Trading Day immediately preceding the date the conversion notice was transmitted to the Company.

Reverse Stock-Splits:

On February 12, 2014 the Company effected one –for-one hundred reverse stock split. Unless otherwise noted, all impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Splits.

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

The basic terms of the agreement to run the facility were agreed in early December 2012 as follows: SAFELA and Sixteen19 agreed to joint operational control of the facility. For any business which utilized residential or office space at the facility, SAFELA will earn 80% of the gross revenue and pay Sixteen19 a 20% commission. For any business which was considered editorial or digital daily work, Sixteen19 will earn 80% of the gross revenue and pay SAFELA a 20% commission. There was an agreed set of “base rates” and any deviation below the agreed level of base rates for any new business will have to be mutually agreed by Kate Hoffman on behalf of SAFELA and Pete Conlin on behalf of Sixteen19. In addition, SAFELA agreed to pay 100% of the costs associated with the running of the building, including but not limited to all utilities, cleaning, gardening, sundry supplies and repairs to any damage to the facility that did not included technical issues. Sixteen19 agreed to pay 100% of the equipment and personnel costs associated with the editorial and digital daily business. In addition, SAFELA and Sixtyeen19 agreed to split the salary of a facility manager 50/50. This agreement still has not been finalized and executed, but is in operation per terms agreed upon in December 2012.

Form S-1:

The Company is currently in the process of responding to SEC comments on the registration statement on Form S-1 which was filed with the SEC on January 22, 2013.

Palm Workout Agreement:

The Company has entered into and executed a Workout Agreement with Palm on August 29, 2014. The principal terms of this Agreement include the following:

1.	Forgiveness of all indebtedness of the Company to Palm.
2.	All film rights of the Company have been transferred to SAFELA, owned 60% by the Company and 40% by Palm.
3.	Palm will be entitled to 60% of future film revenue from certain designated motion pictures and may obtain an assignment of all these film rights from SAFELA under certain conditions.
4.	The Company and SAPLA have assigned to Palm all these rights in the Property and the historic rehabilitation and film infrastructure tax credits related to the Property.

Acquisitions:

Sanwire Transaction/Change of Control.

The “Company” and Sanwire Corporation (OTC:SNWR) (“Sanwire”) announced on July 18, 2014 the execution of a definitive Stock Purchase Agreement (“the “Agreement”) under which Seven Arts will acquire Sanwire’s two subsidiaries; Oklahoma-based Aeronetworks LLC (“Aeronetworks”) and Nevada-based iPTerra Technologies Inc. (“iPTerra”).

Aeronetworks (www.aeronetworks.net) provides advanced communications and broadband services to rural communities and Native American tribes with focus on public safety, education and healthcare sectors. Aeronetworks is a pioneer in delivering 4G/LTE, TV White Space, and advanced wireless technologies. Aeronetworks’ revenue for year ended Dec 31, 2013 was approximately $462,400 (unaudited), and the first four months of 2014 was approximately $251,000 (unaudited).

iPTerra (www.ipterra.net) is a designer, developer, manufacturer and marketer of a real-time 2-way wireless and/or wireline communications, and mine-safety solution for the global mining and industrial industry. iPMine, iPTerra’s flagship product, allows mine operators to communicate (voice, text, and video), track, locate, identify, and monitor miners and equipment. iPTerra is pre-revenue.

Pursuant to the Agreement, Seven Arts has acquired all the capital stock of iPTerra and all the membership interests in Aeronetworks from Sanwire in return for the Company’s Series D Preferred Stock converting into approximately 40% of the Company’s common stock and assumption of approximately $2,905,000.00 in convertible notes. Aero and iPTerra will operate as wholly owned subsidiaries of Seven Arts.

The transaction set forth in the Agreement was closed on August 22, 2014. As a result, the Board of Directors (except Mr. Hickox) resigned and appointed Mr. Rick Bjorklund as CEO and a member of the Board and Mr. Bob Riggs. Robert La Salle was appointed as Chief Financial Officer. All the members of the Board and other officers of the Company resigned effective August 22, 2014. The closing of the transaction set forth in the Agreement was subject to the execution of the Palm Workout Agreement which occurred on August 29, 2014.

Officers and Directors

Post acquisition and pursuant to the Agreement, the Company’s officers will be (a) Aeroneworks’ Rick Bjorklund as Chief Executive Officer, and (b) Robert La Salle as Chief Financial Officer. The Company’s directors will be (a) Rick Bjorklund (director and chairman), (b) Bob Riggs (independent), and (c) Anthony Hickox (independent).

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

Music Company

The Company incorporated Seven Arts Music Inc. (“SAM”) in the State of Nevada on February 23, 2012, as a wholly owned subsidiary of the Company, although set-up costs had been incurred as early as September 2011.  The delivery of the first of the DMX albums acquired from David Michery was released on September 11, 2012 and  the first album for Bone Thugs-N-Harmony delivered in December 2013. The Company has decided that their music business is not performing as expected, evidenced by the impairments of $4,775,000 since inception, and they will not at this time be expending any additional capital, nor pursuing new artists or agreements. The Company will continue to exploit their current recordings and releases.

Post-Production Facility

As of June 30, 2012, SAFELA was transferred to the Company.  SAFELA, which is 60% owned by the Company,  has a 30 year lease to run a production and pot-production facility at 807 Esplanade Avenue in New Orleans, Louisiana  (“807 Esplanade”). The facility commenced operations on July 1, 2012, and several theatrical motion picture and television productions have done production work at the property since then.

Company Outlook

The principal factors that affected our results of operations in the past have been the number of motion pictures delivered in a fiscal period, the distribution rights of motion pictures produced by others acquired in a fiscal period, the choice of motion pictures produced or acquired by us, management’s and talents' execution of the screenplay and production plan for each picture, the distribution and market reactions to the motion pictures once completed, management's ability to obtain financing and to re-negotiate financing on beneficial terms, the performance of our third-party distributors and our ability to take advantage of tax-incentivized financing. These factors, when applicable to the fiscal period, will continue to be, in our opinion, the principal factors affecting future results of operation and our future financial condition. In the current period we have not released any motion pictures, nor acquired any new distribution rights, but are actively working on development of several projects. No particular factor has had a primary or principal effect on our operations and financial condition in the periods discussed below.

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

We also recognize revenue beyond an initial license fee from our share of gross receipts on motion pictures which we recognize as revenue when we are notified of the amounts that are due to us. This accounted for the majority of our revenue in the periods presented.

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended December 31, 2013 and 2012

We generated a net loss (after non-controlling interest) of $514,677  for the six months ended December 31, 2013, as compared to $2,985,418 for the six months ended December 31, 2012. A major component of this decrease in loss is the Company’s recognition of a gain of $1,988,428 on the de-consolidation of its subsidiary SAFE. A discussion of the other key components of our statements of operations and material fluctuations for the six months ended December 31, 2013 and 2012 is provided below.

Revenue

A)	Film revenue totaled $87,267 for the six months ended December 31, 2013, as compared to $394,112 for the six months ended December 31, 2012, a decrease of $276,845 , or 70%, primarily due to the factors discussed below:

●	The 2013 Revenue consisted primarily of license and royalty fees received from several markets, both domestic and international, on several titles. These include $18,800 for “Nine Miles Down”, $20,589 for “Drunkboat”, $22,992 for “Shooting Gallery”, $12,961 for “I’ll Sleep When I’m Dead”, and amounts under $10,000 on 5 other titles. This revenue was offset by credits issued of $approximately $45,000 on 4 titles, which resulted in a negative film revenue.

●	The majority of 2012 sales came from accrued sales for the US release of “Drunkboat”, releasing “Ninth Cloud” from Deferred Income to Sales and on-going royalty income received for “Pool Boys”, “Knife Edge”, “Night of the Demons” and “Nine Miles Down”.

B)	Music revenues for the six months ended December 31, 2013 totaled $14,974, which related to the DMX recording released in 2012. No amounts of revenue had yet been received on the December 2013 release of the BTH recording. Revenues for the six months ended December 31, 2012 totaled $689,790, all from the newly released DMX recording.

C)	Revenue from the post production facility operations for the six months ended December 31, 2013 totaled $26,452, compared to $18,078 for the six months ended December 31,2012, an increase of $11,059, or 46%, primarily due to rental income received for the facility.

Cost of Sales

Cost of revenue was $ 267,200 for the six months ended December 31, 2013 as compared to $ 830,559 for the comparable period in 2012, a decrease of $563,359, or 68 % as a result of:

A)	The costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in proportion to what the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the films. The decrease in amortization for the six months ended December 31, 2013 as compared to 2012 are a result of the reduced revenue, and later stage life of the titles. No new films were released in the six months ended December 31, 2013.

●	An amortization charge of $188,842 was made in the six months ended December 31, 2013 which was spread over four titles, “Nine Miles Down”, “Pool Hall Prophets”, “Knife Edge” and “A Broken Life” in line with revenue forecasts.

●	The equivalent charge during the six months ended December 31 2012 was $580,901 mainly related to the release of “The Pool Boys” and “Knife Edge”.

B)	The music company assets have also been amortized in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the album. $6,304 was amortized for the six months ended December 31, 2013, based on the low revenue recognized this period. Amortization of $408,205 was recognized in the six months ended December 31, 2012, reflecting the release of the DMX recording. An impairment of $50,491 was taken in the six months ended December 31, 2013 as the Company is recognizing the decreased value of the assets due to poor sales to date and continued expected underperformance.

C)	The building improvements related to the post-production facility are being written off to costs of sales over the 30 year period of the lease, and the write-off was $82,718 for the six months ended December 31, 2013, which is consistent with the $80,775 for the six months ended December 31, 2012.

Other cost of revenue in the six months ended December 31, 2013 totaled $21,563 as compared to $249,658 in the same six months in 2012. Other cost of revenue for the six months ended December 31, 2013 mainly consisted of commission fees for distribution of the film “Nine Miles Down” and social media marketing costs related to the release of the music company Bones Thug & Harmony album. Other cost of revenue for the comparable period in 2012 arose mainly from distribution fees incurred by the music company from Fontana.

Administration Expenses

General and administrative expenses decreased by $250,717, or 17 % from $ 1,451,615 for the three months ended December 31, 2012 to $1,200,898 for the six months ended December 31, 2013. The decrease was primarily attributable to the reduction of staff and our former CEO taking a leave of absence without pay.

Other Expense

Interest expense in the six months ended December 31, 2013 was $2,904,612 compared to $1,902,997 in the same period in 2012.   The 2013 interest expense includes $1,380,867 related to SAFELA for the mortgage and construction loan, of which $899,361 is attributable to the accrued interest now recognized on the $2.7million default portion of the mortgage.

Interest on movie and production loans was $1,216,998 during the six months ended December 31, 2013 as compared to $1,118,778 for the six months ended December 31, 2012.

On January 2, 2014 SAPLA received the Part III certification from SHPO, and subsequent to quarter end SAPLA has begun selling the tax credits to third parties. Therefore, the Company has determined there is no further amounts of the receivable which are necessary to reserve, and has decreased the reserve accordingly, resulting in a Realization of Tax Credits of $1,180,000 during the three and six months ended December 31, 2013. (see Note 4)

Income Tax

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

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended June 30, 2013, the Company recorded a loss from operations of approximately $18,190,000, and utilized cash in operations of $548,000. As of June 30, 2013, the Company had a working capital deficit of approximately $19,844,000. For the six months ended December 31, 2013 the Company recorded a loss from operations of approximately $1,284,000, utilized cash in operations of approximately $223,000 and had a working capital deficit of approximately $22,735,000.

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

Historically, the Company’s main source of cash was through the exploitation of its films, sales of equity and debt financing. However, the Company has not released or distributed a new film since July 2012. The Company’s next film, Fractured (Schism), is expected to be released in April, 2014, and the Company also intends to release the next DMX album in mid 2014 and the Thugs Bones N Harmony album was released in December 2013, so revenue, although lower than originally expected, will be received in 2014. Additionally, management has begun to implement cost reductions including reducing the size of its’ staff and size of its Los Angeles and UK offices and expects to be able to continue to obtain additional financing. Additionally, as the SHPO tax credits have been certified and SAPLA has begun to sell them and receive cash proceeds, amounts are expected to be collected against the Receivable from related party (Note 4). No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Short Term Liquidity

The Company has an accumulated deficit of $38,670,000 as of December 31, 2013.  Management believes that, based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the release of two albums in the music division in our 2014 fiscal year, as well as expanding business at the post-production facility, we will have sufficient working capital to operate for the next twelve months. Included in the revenue expected in our film division will be the release of a new film, Fractured, in April 2014, which will see revenues generated during the next year. As noted above, the Company will also begin to receive collections on their Receivable from related party. In addition, the Company has scaled back on administrative expenses through the closing of our UK office and move of our Los Angeles office to a smaller location. The Company also hopes to continue to raise capital, or pay off existing debt, through the issuance of convertible debentures.

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

Cash Flows

Operating Activities: Net cash used in operating activities for the six months ended December 31, 2013 was approximately $223,000.  Accrued interest increase, amortization of film costs, music assets and amortization of building improvements, and an increase in accounts payable were the primary adjustments to the Net Loss of approximately $1,159,139.

Investing Activities:  There was no cash used in investing activities this period.

Financing Activities: Net cash provided by financing activities for the six months ended December 31, 2013 was $232,000, arising from the proceeds from the new convertible debentures entered into this quarter.

Capital Resources

As of December 10, 2013, the Company did not have any outstanding capital commitments.    As of the date of this filing, the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.

Working capital deficit at December 31, 2013 was approximately $22,735,000, which is increasing from our position as of June 30, 2013 of $19,845,000, with the largest impact on the working capital deficit being the increase in accrued interest on the indebtedness, which is all classified as current liabilities.

Working capital is negative due to the fact that all the loans are classified as current even with longer-term workout agreements. The majority of the other loans are convertible to stock and it is expected the note holders will choose to convert and so will have little or no cash impact.

Additionally, the mortgage and construction loans on 807 Esplanade are current liabilities with corresponding leasehold improvements being recorded as non-current assets.

Stockholder’s Deficit at December 31, 2013 was approximately $7,421,000 increasing from $7,070,000 as at June 30, 2013. The change was primarily due to the conversion of debt to equity through the issuance of common shares offset by the Net loss for the period.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting (described below), which has not been fully remediated as of December 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer have concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal control:

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes other than as noted below, to this litigation this period, since our disclosure included in the Annual Report included in the Form 10K, filed on October 15, 2013.

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

On September 19, 2011, Parallel filed a new action against PLC and SAE in the Superior Court of California in Los Angeles, asserting the same claims as in the winding up petition and seeking to enjoin the proposed administration proceedings in England. Parallel Media v. Seven Arts Entertainment, No. SC114182. A request for a preliminary injunction was denied by the Superior Court. Parallel was permitted to pursue a claim in the Los Angeles Superior Court for alleging that the Asset Transfer Agreement dated July 1, 2011 between PLC and the Company (“ATA”) was not for fair consideration. Parallel’s motion for summary judgment has been denied. The Company believes that a favorable decision by the liquidator as discussed above will resolve this action in the Company’s favor. The Company has not accrued for a loss contingency in this matter. The potential loss to the Company could be between $1 million and $1.75 million.

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

HMRC has requested and completed interviews with three officers of PLC to discuss whether those officers were involved in the arrangements for subscription of shares in the relevant companies. PLC is fully cooperating with the investigation. PLC believes there is no basis for any claim of responsibility of any of its officers or employees. Based on facts currently known by PLC, there is no need for it to record a contingent liability in its financial statements in connection with the investigation or the related transactions.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

2.1	Asset Acquisition Agreement dated as of July 1, 2010 between Seven Arts Entertainment Inc. and Seven Arts Pictures Plc (1)
2.1.1	Amendment to Asset Transfer Agreement dated January 27, 2011 (2)
2.1.2	Second amendment to Asset Transfer Agreement (2)
3.1.	Articles of Incorporation of Seven Arts Entertainment Inc.(1)
3.1.1	Amendment to Articles of Incorporation of Seven Arts Entertainment Inc. *
3.2.	By-Laws of Seven Arts Entertainment Inc.(1)
3.2.1.	Amended By-Laws of Seven Arts Entertainment Inc. (2)
3.3	Certificate of designation of Series A preferred stock (2)
3.4	Certificate of designation of Series B preferred stock (revised) (2)
3.4.1	Amendment to the Certificate of Designation of Series B preferred stock (2)
4.1	Specimen Common Stock Certificate (1)
10.1*	Revised 2012 Stock Incentive Plan (3)
31.1**	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Departure of Directors or Certain Officers
99.1	Announcement of reverse stock split effective October 16, 2013. (4)
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*        Indicates management contract or compensatory plan or arrangement.

**      Filed herewith.

***    Furnished herewith.

(1)	Filed as an exhibit to Amendment No. 4 to Registration Statement on Form F-1 filed on September 27, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-3 filed on August 20, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Definitive Proxy Statement on Schedule 14A on January 17, 2013 and incorporated herein by reference.
(4)	Filed as an exhibit on Form 8-K on October 16, 2013 and incorporated herin by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.

Date: September 12, 2014	By:	/s/ Rick Bjorklund
Rick Bjorklund, CEO

Date: September 12, 2014	By:	/s/ Robert La Salle
Robert La Salle
Chief Financial Officer

