Form 10-Q
period 2014-03-31
Seven Arts Entertainment Inc.
filed 2014-09-15
CIK 1408276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

SEVEN ARTS ENTERTAINMENT, INC.

FORM 10-Q

MARCH 31, 2014

Seven Arts Entertainment, Inc.

Consolidated Balance Sheets

	March 31,	June 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,216	$4,884
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $40,000	18,720	110,043
Due from related parties	186,006	205,787
Fee income receivable from related parties	-	2,055,000
Other receivables and prepayments	197,686	455,019
Total Current Assets	404,628	2,830,732

Long term receivable from related parties	-	-

Film costs, less accumulated amortization of $17,172,359 and $13,877,171	2,137,717	8,368,686

Music assets, less amortization of $414,509 and $408,205	240,000	296,795

Building Improvements, less amortization of $288,603 and $164,526	6,675,556	4,102,525

Property and equipment, net of accumulated depreciation of $132,908 and $129,084	1,985	7,459
TOTAL ASSETS	$9,459,886	$15,606,196

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,059,257	1,824,140
Accrued liabilities	1,129,964	2,486,514
Due to related parties	1,861,386	1,681,701
Participation and residuals	96,819	96,819
Convertible debt	3,903,606	4,073,901
Mortgage and construction loans	8,021,405	3,743,286
Film & production loans	6,798,892	7,814,412
Deferred income	980,580	954,265
Total Current Liabilities	23,851,909	22,675,039

TOTAL LIABILITIES	$23,851,909	$22,675,039

STOCKHOLDERS' EQUITY
Convertible non-redeemable Series A preferred stock at $10 par value, 125,125 and 125,125 authorized and outstanding	$1,251,250	$1,251,250
Convertible non-redeemable Series B preferred stock at $100 par value, 200,000 authorized, 43,850 and 43,850 outstanding	5,525,454	5,525,458
Convertible non-redeemable Series B shares held in escrow	-	-
Common stock; $0.01 par value; 499,000,000 authorized, 16,140,229 and 23,892 issued and outstanding	8,116,377	2,578,521
Additional paid in capital	17,533,401	22,072,882
Treasury stock	-	-
Shares held as collateral	(455,246)	(455,246)
Other Comprehensive income	(13,555)	(13,555)
Accumulated deficit	(45,791,708)	(38,154,995)
Warrants to be distributed	480,371	480,371
Total Seven Arts Entertainment Inc. equity	(13,353,656)	(6,715,314)
Non-controlling interest	1,038,367	353,530
Total Shareholders' equity	(14,392,023)	(7,068,843)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,459,886	$15,606,195

The accompanying notes are an integral part of these consolidated financial statements.

Seven Arts Entertainment, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	3 Months Ended		9 Months Ended
	March 31,		March 31,
	2014	2013 (As Amended)	2014	2013 (As Amended)
	Unaudited		Unaudited
Revenue:
Film revenue	$56,051	$350,636	$143,318	$744,748
Music revenue	39,527	-	54,501	696,240
Fee Related Revenue - related party	-	-	-	-
Post production revenue	15,880	21,624	42,332	39,702
Total revenue	111,458	372,260	240,152	1,480,690

Cost of revenue:
Amortization of film costs and music assets	3,129,146	357,668	3,324,292	938,569
Impairment of film costs and music assets	(37,500)	-	12,991	-
Provision for returns	-	139,406		139,406
Other cost of revenue	5,900	25,312	27,463	274,970
Development Costs abandoned	3,096,510	-	3,096,510	-
Cost of revenue	6,194,056	522,386	6,461,256	1,352,945
Gross profit (loss)	(6,082,598)	(150,126)	(6,221,105)	127,745

Operating expenses:
Amortization of leasehold improvements	41,359	42,392	124,077	123,167
General and administrative expenses	146,304	1,207,463	1,347,201	2,659,078
Bad debt expense	-	-		-
Total operating expenses	187,663	1,249,855	1,471,278	2,782,245
Income/(Loss) from operations	(6,270,261)	(1,399,982)	(7,692,383)	(2,654,500)

Non-operating income(expense):
Other income		-	-	-
Gain/(Loss) on De-Consolidation of SAFE		-	1,988,428
Interest expenses	(730,156)	(1,043,944)	(3,634,798)	(2,946,941)
Realization of Tax Credits	(162,000)	-	1,018,000
Total non-operating income (expense)	(892,156)	(1,043,944)	(628,371)	(2,946,941)
Income/(Loss) before taxes	(7,162,417)	(2,443,926)	(8,320,754)	(5,601,441)

Provision for income tax	-		(800)
Net Income/(loss)	(7,162,417)	(2,443,926)	(8,321,554)	(5,601,441)

Less: Net loss attributable to non-controlling interests	(40,375)	(85,685)	(684,837)	(257,783)

Net Income/(loss) attributable to Seven Arts Entertainment, Inc.	$(7,122,042)	$(2,358,240)	$(7,636,717)	$(5,343,658)

Comprehensive loss:
Net Income/(loss)	(7,162,417)	(2,443,926)	(8,321,554)	(5,601,441)
Other Comprehensive income/loss	-	-	-	-
Comprehensive Income/(loss)	(7,162,417)	(2,443,926)	(8,321,554)	(5,601,441)

Less: Comprehensive loss attributable to non-controlling interests	(40,375)	(85,685)	(684,837)	(257,783)

Comprehensive Income/(loss) attributable to Seven Arts Entertainment, Inc.	$(7,092,042)	$(2,358,240)	$(7,636,717)	$(5,343,658)

Weighted average shares of common stock outstanding:
Basic	5,899,075	874	2,144,800	396
Diluted	5,899,075	874	2,144,810	396

Basic profit/ (loss) per share	$(1.21)	$(2,698.22)	$(3.56)	$(13,479.86)
Diluted profit/ (loss) per share	$(1.21)	$(2,698.22)	$(3.56)	$(13,479.86)

The accompanying notes are an integral part of these consolidated financial statements

Seven Arts Entertainment Inc.

Consolidated Statements of Cash Flows

	9 months ended March 31, 2014	9 months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,321,554)	$(5,601,441)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,474	8,856
Amortization and Impairment of Film Costs and Music Assets	3,374,783	938,569
Development Costs Abandoned	3,096,510
Amortization of Building improvements	124,077	123,167
Stock issued for services	39,359	767,767
Provision for Returns	-	370,811
Realization of Tax Credits	-	(132,000)

Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	91,323	(96,946)
Decrease in Due from Related Parties	20,504	22,128
(Increase) Decrease in Other Receivables and Prepayments	(760,668)	(842,018)
(Increase) Decrease in Film Costs	200,935	(1,105,187)
(Decrease) in Music Assets	-	(606,774)
Increase (Decrease) in Accounts Payable	(731,107)	864,390
Increase(Decrease) in Accrued Liabilities	(1,493,300)	2,787,150
Increase in Due to Related Parties	381,962	862,328
Increase in Deferred Income	26,315	74,100
Net Cash Used in Operating Activities	$(3,945,387)	$(1,565,100)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :
Building Improvements	-	(462,891)
Net Cash Used in Investing Activities	-	(462,891)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Increase in Accrued Interest included in notes payable	3,669,669	-
Conversion of debt to common stock	21,300	-
Proceeds from Borrowings	251,750	1,684,570
Issuance of Common Stock for Cash	-	300,000
Common and Preferred Stock to be issued	-	(107,793)
Acquisition of Treasury Stock	-	(180,000)
Shares as collateral for legal settlement	-	275,246
Net Cash Provided by (Used for) Financing Activities	3,942,719	1,972,023

NET INCREASE (DECREASE) IN CASH	(2,668)	(55,968)
CASH AT BEGINNING OF PERIOD	4,884	120,658
CASH AT END OF PERIOD	$2,216	$64,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Shares of common stock issued upon conversion	$734,717	$5,315,302

Stock issued for services	39,359	767,767

Conversion of Preferred Shares Series B to common stock	-	1,001,818

Application of SAPLA tax credit to Fee Income Receivable, related party and Film Production Loan balances	3,073,000	-

Series A Preferred Stock modification	203,000	-

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

In late February 2012, the Company formed Seven Arts Music, Inc. (“SAM”) and acquired 52 completed sound recordings of the recording artist DMX with the rights to additional albums and acquired 100% of the stock of Big Jake Music (“BJM”).  The music segment has not grown as the Company expected it to, and sales of the acquired sound recordings were not as estimated. The Company has recognized total impairments on this segment of $4,775,000 since acquisition. Therefore, the Company is presently not acquiring any new artists, or producing new recordings, and is only exploiting the already released recordings. The Company has determined their entry into the music business did not succeed to the level expected, as evidenced by the impairments recognized in the music segment, and will no longer invest capital in this activity to actively pursue new artists or recordings.

On June 30, 2012, ownership of 60% of the membership interest of Seven Arts Filmed Entertainment Louisiana LLC (“SAFELA”) was transferred to the Company from companies associated with Peter Hoffman’s wife. The remaining 40% of the membership interests of SAFELA are owned by Palm Finances Inc. (“Palm”), the Company’s principal film lender. SAFELA manages a post production facility in New Orleans, Louisiana at 807 Esplanade Avenue, which commenced operations on July 1, 2012.

On October 1, 2013, the Company formed a new subsidiary in England and Wales, Cinevisions (UK) LTD, whose purpose is to collect European based revenue on behalf of the company.

On October 9, 2013 the Company’s subsidiary, Seven Arts Filmed Entertainment Limited (SAFE), entered into Creditors’ Voluntary Liquidation under English law. The Company had previously acquired certain assets of SAFE on January 3, 2012 for assumption of certain debt. All assets and liabilities of SAFE have been removed from the Company’s financial statements effective October 9, 2013.

The Company’s common stock formerly traded on the OTC Market’s OTCQB marketplace and is now traded on the over-the-counter Bulletin Board. The Company’s common stock is quoted under the symbol “SAPX.”

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

Reverse Stock-Splits:

On February 12, 2014, October 31, 2013, May 2, 2013 and August 31, 2012, the Company affected one –for-one hundred, one-for-twenty, one-for-fifty and one-for-seventy reverse stock splits, respectively, collectively referred to as the Stock Splits. Unless otherwise noted, all impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the Stock Splits. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and loss per share.

Unaudited Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

The consolidated balance sheet at June 30, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

The Company has evaluated events that occurred subsequent to March 31, 2014 and through the date the financial statements were available to be issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

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

All material intercompany balances and transactions are eliminated.  The Company does not have any variable interest or special purpose entities.    The Company presents Palm Finance’s 40% share of SAFELA’s profit or loss as a non-controlling interest. As of March 31, 2014, SAFELA’s net loss was approximately $1,712,093.

Liquidity and Management's Plan:

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended June 30, 2013, the Company recorded a loss from operations of approximately $18,190,000, and utilized cash in operations of $548,000. As of June 30, 2013, the Company had a working capital deficit of approximately $19,844,000. For the nine months ended March 31, 2014 the Company recorded a loss from operations of approximately $7,662,000, utilized cash in operations of approximately $3,945,000 and had a working capital deficit of approximately $23,450,000.

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

Historically, the Company’s main source of cash was through the exploitation of its films, sales of equity and debt financing. The Company’s next film, Fractured (formerly known as Schism), was released in April, 2014, and the Company also intends to release the next DMX album in October 2014. Additionally, management has begun to implement cost reductions including reducing the size of its staff and eliminating its UK office, relocating the Los Angeles office and expects to be able to continue to obtain additional financing. No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

SAFE had a net payable at October 9, 2013 that we expect will remain unchanged until liquidation proceedings have been finalized. Included in this net amount are receivables and payables we have determined are reportable as a net amount based on the fact the amounts are determinable, the balances are due to and from SAFE, and the amounts would remain legally enforceable

Income Taxes:

The Company has adopted ASC 740-10, “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. No material changes have occurred in the Company’s tax positions taken as of March 31, 2014.

The Company has provided a valuation allowance against all existing and newly created deferred tax assets as of March 31, 2014, as it is more likely than not that its deferred tax assets are not currently realizable due to the net operating losses incurred by the Company.

As of March 31, 2014, the Company did not have any unrecognized tax benefits or open tax positions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2014 the Company had no accrued interest or penalties related to income taxes.  The Company currently has no federal or state tax examinations in progress.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, and on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible. The Company’s allowance for doubtful accounts was $40,000 at both March 31, 2014 and June 30, 2013, respectively. Substantially all of the trade receivables in the consolidated financial statements are pledged as security for borrowings by the Company.

Due To/Due From Related Parties

In September 2004, the Company’s predecessor entered into an agreement with SAP under which SAP provided the services of Mr. Peter Hoffman for the amount of his contracted salary and the Los Angeles office and staff of SAP to the Company’s predecessor at cost.   Pursuant to two inter Company agreements, SAP also from time-to-time owned limited liability companies in the United States which distributed the Company’s motion pictures for a fee, with all profits ensuing to the benefit of the Company. These companies also provided other services to the Company at no fee other than Mr. Hoffman’s salary and the direct third-party costs of SAP’s Los Angeles office, all of which were reflected in the Company’s financial statements.  Portions of Mr. Hoffman’s salary have not been paid to him and have been reflected as Due To Related Party. During June and October 2013, 147,143 (post-split) shares were issued in satisfaction of $2,091,227 of this liability. These shares are being held as collateral against certain loans and will be returned to the Company, if not called as collateral, when the related loans are paid or converted.

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

Building Improvements:

On June 30, 2012, the Company acquired 60% of the membership interest in SAFELA, which was previously a related party company. SAFELA operates a production and post-production facility at 807 Esplanade, New Orleans, Louisiana. The Company has since assumed the liability for $1,000,000 of these loans plus a contingent sum of $750,000 (contingent on receipt of the tax credit revenue of at least $5,000,000 in cash proceeds from the tax credits to be earned by SAPLA) due to an agreement with the now mortgagor Palm Finance Inc. (“Palm”). As of December 31, 2013, the Company was in default on the Forbearance Agreement governing this loan with Palm Finance, who has demanded an additional $2.7 million plus interest. (see Note 7). This additional amount of the mortgage has been recognized in Building Improvements. Additionally, a construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company for the property at 807 Esplanade. The Company did not receive any consideration or benefit when it assumed the mortgage and construction loans, and have looked to the authoritative guidance on guarantees as an analogy. As the guidance on financial guarantees does not address which account would be set up as an offsetting entry when the liability is recognized at the inception of the guarantee, the Company has determined to call this asset balance created upon assumption of the debt “Building Improvements Related to Indebtedness” The Building Improvements will be amortized in a manner similar to leasehold improvements, (30 years).

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

The table below presents the financial information for the three reportable segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014
	Film (SAFE)	Music (SAM)	Post- Production (SAFELA)	Total
Revenue	$56,051	$39,527	$15,880	$111,458
Cost of revenue	(6,224,185)	35,625	(5,496)	(6,194,056)
Gross profit/(loss)	(6,168,134)	75,152	10,384	(6,082,598)
Operating expenses	(275,153)	(405)	87,895	(187,663)
Loss from operations	$(6,443,287)	$74,747	$98,279	(6,270,261)
SAE Inc. (included in Film)
Total Operating Loss				$(6,270,261)

	Nine Months Ended
	March 31, 2014
	Film (SAE)	Music (SAM)	Post- Production (SAFELA)	Total
Revenue	$143,318	$54,501	$42,332	$240,152
Cost of revenue	(6,416,053)	(36,170)	(9,033)	(6,461,256)
Gross profit/(loss)	(6,272,735)	18,331	33,299	(6,221,105)
Operating expenses	(1,291,459)	(14,513)	(165,307)	(1,471,278)
Loss from operations	$(7,564,194)	$3,819	$(132,008)	(7,692,383)

Total Operating Loss				$(7,692,383)

Assets	March 31, 2014	June 30, 2013
Film assets	$2,137,176	$8,368,686
Music assets	240,000	296,795
Post-production assets	6,675,556	4,102,525

NOTE 3 – RELATED PARTY DUE TO/DUE FROM

Related Party due to/due from consists of:

As of March 31, 2014 :
	SAE	SAFE		SAFELA	CONSOLIDATED BALANCE
Due From:-
SAP LA LLC	$173,006		$-	$-	$173,006
SAMT	13,000		-	-	13,000
Peter Hoffman	-		-	-	-
Total	186,006			-	186,006

Due to:-
Peter Hoffman	(1,860,663)		-	(723)	(1,761,386)
SAFE (UK)	-		-
	$(1,860,663)	$		$(723)	$(1,861,386)

As of June 30, 2013 :
	SAE	SAFE	SAFELA	CONSOLIDATED BALANCE
Due From:-
SAP LA LLC	$173,006	$-	$-	$173,006
SAMT	13,000	-	-	13,000
Peter Hoffman	-	-	19,781	19,781
Total	$186,006		$19,781	$205,787

Due to:-
Peter Hoffman	$(1,272,112)	$(393,650)	$-	$(1,665,762)
SAFE (UK)	(2,383)	(13,556)	-	(15,939)
	$(1,274,495)	$(407,206)	$-	$(1,681,701)

NOTE 4 – FEE INCOME RECEIVABLE FROM RELATED PARTY

Seven Arts Pictures Louisiana LLC (“SAPLA”) is controlled by Mr. Hoffman’s wife who owns the property known as 807 Esplanade Avenue in New Orleans (the “Property”) at which SAFELA manages a production and post-production facility. SAPLA has claimed historical rehabilitation tax credits available from the United States (26%) and Louisiana (25%) on approximately $9,500,000 of historical rehabilitation expenses paid in connection with the renovation of the building at the Property and reflected in a compilation of expenses by an independent accounting firm. SAPLA has filed the Part I application for historic rehabilitation credits and has received the Part 2 and Part 3 approvals from the United States Department of Parks with respect to the Property and the Louisiana State Historic Preservation Office:

SAPLA will allocate the Federal historic rehabilitation credits to investors in its lessee, 807 Esplanade Ave. MT LLC (“MT”), and receive cash or reduction in indebtedness to Palm as a result of such allocation. SAPLA will assign the Louisiana historic rehabilitation for cash and use the proceeds to repay indebtedness to Palm. SAPLA has sold to third parties, $ $1,197,500 of Louisiana historic preservation tax credits to date, the proceeds of which have been collected and used to pay down the Palm debt. Therefore, the Company has determined there is no further amounts of the receivable which are necessary to reserve, and has decreased the reserve accordingly, resulting in a credit to Bad Debt Expense of $1,180,000 during the three and six months ended December 31, 2013.

SAPLA has also filed for Louisiana film infrastructure tax credits (40%) on all of its investment of approximately $11,750,000 in connection with the Property to date, as reflected in an audit report of an independent accounting firm (which also includes audits of all rehabilitation expenses). SAPLA has approval from Louisiana that the Property is a certified state film infrastructure project and SAFELA, as lessee of MT, is now operating a production and post - production facility at the Property.

To date Louisiana Department of Economic Development (“LED”) has certified approximately $6,500,000 of the $11,750,000 film infrastructure expenditures claimed by SAPLA, but has refused to authorize the transfer of the credits due from such expenditures except approximately $1,132,000 previously received by SAPLA and paid to the Company. LED has refused to certify the remaining film infrastructure credits claimed by FAPLA which is the subject of litigation described in Note 9 below.

Under the terms of the related party agreement between SAPLA and the Company proceeds received from the disposition of the tax credits earned by SAPLA on the building are due to SAE to reduce the notes payable to Palm Finance and as fees for services provided by the Company. SAPLA will pay the proceeds from disposition of such tax credits to the Company as fee income. The Company provided “developer” services as concerns oversight of the rehabilitation work carried out on the facility, as well as advisory services in connection with the obtaining of the tax credits, and financial services related to the loans and mortgage. The Company has concluded the services evidence an earning process, in the providing of a service, and as such has recognized revenue in relation to the fair value of the services provided. The fair value of $3,235,000 was determined based on the amounts stated as “qualified expenses” and determined to be reasonable and industry standard in the required audit of cost report expenditures performed on the project by an independent accountant. Any excess over the fair value of the services received by the Company from SAPLA will be recognized as a contribution to capital.

During the nine months ended March 31, 2014, the owner of Palm Finance claimed the Federal historic rehabilitation tax credits earned by SAPLA of $2,055,000 on his personal tax returns, and collected $1,018,000 of the available SHPO tax credits.. The Company has reflected this usage by reducing the receivable to Related Party with a corresponding reduction of the production loans of $3,073,000.

NOTE 5 – FILM COSTS

Film costs as of March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014	June 30, 2013
Released, net of accumulated amortization	$0	$3,314,728

Completed and not released	-	-

In production	1,211,906	1,209,931

In development	925,811	3,844,027
	$2,137,717	$8,368,686

Amortization of film costs was approximately $3,129,146 and $3,317,989 for the three and nine months ended March 31, 2014, and $ $94,885 and $172,695for the three and nine months ended March 31, 2013. The Company has decided to amortize the remaining capitalized costs of all films, $3,129,146, and to abandon the remaining development costs on all future projects except “Fractured”, “Neuromancer” and “Thomasina”. Total Development costs abandoned are $3,096,510.

All Exploitation Costs (comprising of direct costs, including marketing, advertising, publicity, promotion, and other distribution expenses) incurred in connection with the distribution of a film) are expensed as incurred in accordance with ASC 720-926-25-3.

No participations have been recorded as the Company does not believe anything will be due in the next 12 months.

NOTE 6 – MUSIC ASSETS

Music assets as of March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014	June 30, 2013
Music assets	$667,500	5,423,205
Impairment recognized during the year	(12,991)	4,718,205
Total music assets	654,509	705,000
Less: Accumulated amortization	414,509	408,205
Total music assets, net of accumulated amortization	240,000	296,795

For the three and nine months ended March 31, 2014 and 2013, amortization of $ 0 and $6,304, and $0 and $408,205 has been recognized, respectively.

The Company reviews capitalized music assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year.  Determination of recoverability is based on an estimate of future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for the assets is based on the fair value of the asset as estimated using a discounted cash flow model.    During December 2013 the Company released the Bones, Thugs N Harmony recording. The initial sales and future requested shipments were not as expected, and at this time the Company is estimating the net future cash flows will be approximately $120,000. Based on these low sales, the Company also has lowered its estimated future cash flows on the DMX album to be released in mid-2014 to $120,000 also. Therefore, the Company has concluded an impairment in the amount of $56,795 was necessary for the six months ended December 31, 2013.

The Company has also decided that their music business is not performing as expected, evidenced by the impairments of $4,775,000 since inception, and they will not at this time be expending any additional capital, nor pursuing new artists or agreements. The Company will continue to exploit their current recordings and releases.

NOTE 7 – LOANS PAYABLE

The Company has the following indebtedness as of March 31, 2014:

Lender	3/31/14 Balance	Interest Rate	Issuance Date	Maturity Date

Film and Production Loans:

Palm Finance Corporation	$3,430,082	18%	05/07/2007	11/07/2008
Palm Finance Corporation	2,822,872	18%	12/17/2007	06/17/2009
Palm Finance Corporation	110,097	10%	7/30/2012
Prodigy	359,449	10%	06/14/2013	10/31/2013
120db Film Finance LLC	4,425			08/25/2008
Insurance Strategies Fund	71,967	10%
Total Film and Production Loans	$6,798,892

Lender	3/31/14 Balance	Interest Rate	Issuance Date	Maturity Date

Conversions:

Trafalgar Capital	$684,027	9%	10/15/2008	8/31/2009
GHP	137,573	18%	1/21/2011	4/30/2012
CMS Capital	42,495	12%	12/15/2011	06/30/2012
Old Capital Ltd	285,572	12%	05/31/2012	05/30/2013
JMJ Financial	426,766	10%	6/29/2012	10/27/2012
Tonaquint, Inc.	389,649	8%	08/22/2012	07/02/2013
Beaufort Ventures PLC	230,859	10%	07/31/2012	08/30/2012
Beaufort Ventures PLC	175,151	10%	07/26/2012	02/25/2013
Runway Investments, LTD	165,801	12%	11/01/2012	09/30/2012
Sendero Capital Ltd	315,424	12%	01/24/2012	09/30/2012
Isaac Capital Group LLC	-24,657	12%	01/20/2012	06/30/2012
Beaufort Ventures, PLC	87,719	10%	07/19/2012	07/19/2012
Beaufort Ventures, PLC	58,479	10%	07/19/2012	07/19/2013
Beaufort Ventures, PLC	29,061	10%	08/14/2012	08/02/2013
Beaufort Ventures, PLC	85,652	12%	01/22/2013	07/22/2013
Hanover Holdings LLC	269,385	10%	02/23/2012	08/23/2012
Beaufort Ventures PLC	60,554	12%	06/26/2012	06/26/2013
Agua Alta (Cold Fusion)	121,139	12%	06/25/2012	06/25/2013
Beaufort Ventures PLC	1,286	12%	11/30/2012	11/30/2013
Tripod Group, LLC	43,387	12%	01/02/2012	01/02/2013
Beaufort Ventures, PLC	12,675	12%	06/04/2012	04/05/2013
WHC Capital, LLC	45,361	10%	04/19/2013	05/31/2013
Elegant Funding	49,302	12%	04/30/2013	05/02/2013
Firerock Global Opportunities Fund, L.P.	2,262	5% (18% default)	02/11/2013	07/15/2013
Elegant Funding	14,623	18%	05/06/2013	05/01/2014
WHC Capital, LLC	29,962	21% (28% default)	04/19/2013	04/18/2014
WHC Capital, LLC	23,613	21%	05/20/2013	05/20/2014
Tangiers Investors, LP	1,194	10%	05/31/2013	05/31/2014
Tangiers Investors, LP	16,827	10%	06/10/2013	06/10/2013
Beaufort Ventures PLC	10,299	12%	10/01/2013	04/01/2014
Isaac Capital Group LLC	86,187	12%	10/21/2013	01/31/2014
Firerock Global Opportunities Fund, L.P.	5,288	18%	07/01/2013	06/30/2014
Firerock Global Opportunities Fund, L.P.	20,690	18%	07/10/2013	06/30/2014

	$3,903,606

Mortgage and Construction Loan:
Palm Finance Corporation- mortgage and construction loan	$8,021,405	15%

	$8,021,405

*The Company does not agree with interest charged by Palm on the 2011 forgiven interest on these two film loans and believes the dispute will be resolved once the loans are repaid.

The loan balances include accrued interest of $6,637,376 at March 31, 2014, which includes a pay down on the production loan from Palm of $2,055,000 and $1,018,000 for tax credits used. Interest expense on all the loans for the three and nine months ended March 31, 2014 and 2013 was $727,593, $3,632,239, and, $527,234, $2,035,923, respectively.

On June 14, 2013, the Company guaranteed a debt agreement of Schism LLC for approximately $216,000 to cover expenses connected to’’ the film “Schism”, (name later changed to “Fractured”). As the Company has unconditionally guaranteed the loan for Schism the debt is carried on the Company’s books. The note was not finalized and funded until subsequent to year end, and therefore was not recognized in the loan balance outstanding until the quarter ended September 30, 2013. The note was later amended to an amount of approximately $314,000. The note is due October 31, 2013 and bears interest at 10%, with no additional default rate. The Lender also is to receive 5% of adjusted gross receipts on the film after breakeven. The Lender has a security interest in the film, and until the debt is repaid is entitled to all revenue receipts on the film, including those paid to SAE. There was a loan arrangement fee in connection with the note, in the amount of 15% of the principle, or approximately $63,000 after the amendment. This amount was immediately expensed based on the short term of the note agreement.

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

On October 21, 2013, the Company entered into a second convertible debenture with one of the above parties, in the amount of $200,000, due January 31, 2014. The note was issued with a $25,000 discount, and bears interest at 12% (default rate of 18%). As of March 31, 2014 only $75,000 of the note has been funded and recognized. A respective pro-rata amount of the discount was also recognized, and immediately expensed due to the short term of the note. The note is secured by the proceeds on the Fontana Distribution agreement, related to the released recordings of DMX and BTH (in all territories except for Germany, Austria and Switzerland). The initial conversion rate is $0.04, with the conversion rate eligible for a one time conversion reset to 60% of the trading value upon a reverse merger (the “reset conversion price”), which occurred on October 16, 2013. The conversion features have a reset provision upon the subsequent sale of equity at a lower price, which results in bifurcation and derivative accounting for the conversion features. Therefore, there is no beneficial conversion feature to be recognized upon the reset conversion price. Due to the short term of the note, as well as the low trading price of the Company’s stock, it has been determined the fair value of the bifurcated derivative, as calculated by the Monte Carlo simulation model, is insignificant, and has not been recognized in the liabilities of the Company’s financial position as of March 31, 2014.

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

The Company has evaluated their other convertible notes when issued for embedded derivative features and determined that no derivative liability is necessary to recognize. Convertible debts are all convertible to common stock at the option of the holder. They all bear interest at varying rates and convert at different times and conversion prices according to the contract. The conversion features were evaluated for any beneficial aspect and determined that no beneficial conversion feature is necessary to recognize.

On December 5, 2013, the Company’s subsidiary, SAFELA, entered into a Credit Line with Insurance Strategies Fund, LLC (“ISF”) in which ISF has the right to loan amounts against individual pictures of their choice. The first picture to be funded is Fractured (formerly Schism) for $150,000, at 10% interest, due June 5, 2014. The loan is secured by the film and all rights pertaining to the film. ISF also is entitled to participations of 100% of the gross receipts up to the amount funded, then is entitled to 50% of all net receipts. The loan does not have any conversion features, or other provisions containing embedded derivatives. As of March 31, 2014 $70,000 has been funded, which is included in accrued expenses.

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

During the nine months ended March 31, 2014, the Company issued 13,995,982 (post split) common shares upon conversion of notes totaling approximately $774,000 under the original terms of the notes.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

With the exception of items, as noted below, there have been no significant changes to this litigation this period.

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

Further Share Issue to Company.

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

807 Esplanade Guarantee

SAPLA, a related party and/or an affiliate of the Company, entered into a Credit Agreement with Advantage Capital Community Development Fund LLC dated October 11, 2007, for the acquisition and improvement of the production and post-production facility located at 807 Esplanade Avenue in New Orleans, Louisiana (“807 Esplanade”) for aggregate principal advances of up to $3,700,000. This agreement was guaranteed by the Company’s predecessor. Approximately $3,700,000 plus interest has been drawn under the terms of this Credit Agreement, as of June 30, 2012. The Company has now assumed the liability for $1,000,000 of this amount due to an agreement with the now mortgagor Palm Finance. A construction loan of $1,850,000 previously guaranteed by the Company has now been assumed by the Company. The Company has a 30 year lease on the property to operate a production and post-production facility.

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

Fireworks Litigation

The Company obtained summary judgment on February 10, 2011 in an action in Ontario Superior Court, Canada, against CanWest Entertainment and two of its affiliates (“CanWest”) confirming the Company’s ownership of five motion pictures Rules of Engagement, An American Rhapsody , Who Is Cletis Tout , Onegin , and The Believer , (the “Copyrights”). CineVisions v. Fireworks International, No. 03-CV-247553 CM2. The Company has filed on September 7, 2011, an action in the High Court of England and Wales on September 7, 2011 against Content Media Corporation (“Content”) and Paramount Picture Corp. (“Paramount”) to recover the Copyrights and substantial damages for the use of the copyrighted works after their purported acquisition from CanWest. Seven Arts Filmed Entertainment v. Content Media Corp. No. HC11CO3046. The Company may incur up to $200,000 in legal expenses to pursue this claim but expects to recover those fees from Content. The Company’s motion for summary judgment against Content in the United Kingdom was denied on March 18, 2013, but the dismissal did not consider the merits of the Company’s claims, only that Content was not bound by the Canadian judgment. The Company has also filed on May 27, 2011 an action in United States District Court in Los Angeles, California against Paramount Pictures for infringement of the Copyrights. Seven Arts Filmed Entertainment v. Paramount Pictures Corp. No. CV 11-04603. This action was dismissed on October 3, 2012 by the District Court based on a claimed application of the statute of limitation and the judgment was affirmed on appeal to the Ninth Circuit No, 11-56759, on November 6, 2013.

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

Arrowhead has purported to amend its claim against the Company and the other defendants. The Company has moved for dismissal of these claims on the same grounds. A former counsel for SAFE and Mr. Hoffman failed to appear at a hearing and the Court orally entered default against SAFE and Mr. Hoffman on October 7, 2013, both of whom have moved to vacate the order for the motion to dismiss based on lack of personal jurisdiction on the merits which motion is currently pending. The Company continues to believe that Arrowhead’s claims against the Company are without merit and will vigorously defend. The Company has accrued $744,000 as a loss contingency on this matter and management believes that is the maximum contingent liability to the Company on this claim.

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

Litigation Regarding Louisiana Tax Credits

SAPLA, controlled by Mr. Hoffman’s wife, filed legal action in the 19th District Court in Baton Rouge, Louisiana in August, 2013 to require the Louisiana Department of Economic Development to certify the tax credits due SAPLA, the proceeds of which have been assigned to the Company. This action is currently pending. SAPLA has filed a separate action against the Louisiana Department of Revenue to require it to recognize the transfer of the Louisiana historic rehabilitation credits approved in the Part 3 Approval discussed in Note 4 above. The Company has no further responsibility for legal fees to obtain this tax credit and there is no contingent liability to the Company for this litigation.

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

Commitments:

Employment agreements

We have an employment agreement with Peter Hoffman pursuant to which he will act as our CEO until December 31, 2018. He has taken an indefinite leave of absence, and has waived his salary in that period. In connection with that employment agreement, we have granted Mr. Hoffman:

●	the right to sole responsibility for creative and business decisions regarding motion pictures we develop and produce,

●	a right of first refusal to produce remakes, sequels or prequels of motion pictures produced by Mr. Hoffman and acquired by us or any motion picture produced by us during his employment,

●	an annual salary of $500,000 per year plus bonuses, expenses and a signing option and

●	a right upon termination without cause to a lump sum payment of approximately $1,500,000, an assignment of all projects in development during the term of his employment and any amounts due upon such compensation as an excise tax.

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

On August 29, 2013 Mr. Vallardita resigned from the Company and $40,000 (to be satisfied in common stock of the Company) has been accrued in the accompanying financial statements as settlement of his employment contract. During the nine months ended March 31, 2014 Mr Vallardita has been issued 30,000 shares (post split) for a corresponding reduction in the accrual of approximately $22,000, for a remaining balance of $18,000 to be issued.

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

The activity of the non-controlling interest as of March 31, 2014 and March 31, 2013, is as follows:

	March 31, 2014	March 31, 2013

Balance at July 1,	$353,530	$-
Non-controlling interest’s proportionate share of Net loss for the nine months	684,837	257,783
Non-controlling interest at March 31	$1,038,367	$257,783

NOTE 12 – SUBSEQUENT EVENTS

Subsequent stock issuances:

The Company issued the following shares of common stock subsequent to March 31, 2014:

Between April 1 and August 4, 2014, the Company issued 164,423,458 common shares at an average price of $0.001053 per share. The total number of shares outstanding on September 9, 2014 were 180,564,252.

141,617,305	Common shares were issued upon conversion of debt totaled $149,256.00 converted at an average conversion price of $0.001054 per share.

22,806,153	Common shares were issued for consulting services with a fair value of $23,900.00, at $0.001048 per share, determined at the market price on the date of issuance.

164,423,458

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

Post-Production Facility

As of June 30, 2012, 60% of the membership interest of SAFELA was transferred to the Company.   SAFELA operates a production and post-production facility at 807 Esplanade Avenue in New Orleans, Louisiana  (“807 Esplanade”).    The facility commenced operations on July 1, 2012, and several theatrical motion picture and television productions have done production work at the property since then.

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

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended March 31, 2014 and 2013

We generated a net loss (after non-controlling interest) of $7,636,717  for the nine months ended March 31, 2014, as compared to $5,343,658 for the nine months ended March 31, 2013. A discussion of the key components of our statements of operations and material fluctuations for the nine months ended March 31, 2014 and 2013 is provided below.

Revenue

A)	Film revenue totaled $143,318 for the nine months ended March 31, 2014, as compared to $744,748 for the nine months ended March 31, 2013, a decrease of $601,430, or 81%, primarily due to the factors discussed below:

●

The 2014 Revenue consisted primarily of license and royalty fees received from several markets, both domestic and international, on several titles.  These include $25,604 for “Nine Miles Down”, $30,875 for “Drunkboat”, $22,992 for “Shooting Gallery”, $13,017 for “I’ll Sleep When I’m Dead”, $17,038 for “Getting’ It’, $14,965 for “Johnny Mnemonic” and amounts under $10,000 on 5 other titles. This revenue was offset by credits issued of approximately $50,000 on 4 titles.

●	The majority of 2013 sales came from accrued sales for the US release of “Drunkboat”, releasing “Ninth Cloud” from Deferred Income to Sales and on-going royalty income received for “Pool Boys”, “Knife Edge”, “Night of the Demons” and “Nine Miles Down”.

B)	Music revenues for the nine months ended March 31, 2014 totaled $54,501, which related to the DMX recording released in 2012 and the Bone Thugs-N-Harmony (BTNH) release during the quarter ended December 31, 2013. Revenues for the nine months ended March 31, 2013 totaled $556,834, all from the newly released DMX recording.

C)

Revenue from the post production facility operations for the nine months ended March 31, 2014 totaled $42,332, compared to $39,702 for the nine months ended March 31, 2013, an increase of $2,630, or 7%, primarily due to rental income received for the facility.

Cost of Sales

Cost of revenue was $ 6,461,256 for the nine months ended March 31, 2014 as compared to $ 1,352,945 for the comparable period in 2013, an increase of $5,108,311, as a result of management’s decision to amortize the remaining capitalized costs of all films, $3,324,292, and to write off the remaining development costs on all future projects except “Fractured”, “Neuromancer” and “Thomasina”. Total Development costs written down are $3,096,510.

The music company assets have also been amortized in proportion to that the current year’s revenue bears to management’s estimates of ultimate revenue expected to be recognized from the exploitation or sale of the album. $6,304 was amortized for the nine months ended March 31, 2014, based on the low revenue recognized this period.  Amortization of $408,205 was recognized in the nine months ended March 31, 2014, reflecting the release of the DMX recording.  An impairment of $12,991 was taken in the nine months ended March 31, 2014 as the Company is recognizing the decreased value of the assets due to poor sales to date and continued expected underperformance.

The building improvements related to the post-production facility are being written off to costs of sales over a 30 year period, and the write-off was $124,077 for the nine months ended March 31, 2014, which is consistent with the $123,167 for the nine months ended March 31, 2013.

Other cost of revenue in the nine months ended March 31, 2014 totaled $27,463 as compared to $274,970 in the same nine months in 2013. Other cost of revenue for the nine months ended March 31, 2014 mainly consisted of commission fees for distribution of the film “Nine Miles Down” and social media marketing costs related to the release of the music company Bone Thugs & Harmony album. Other cost of revenue for the comparable period in 2013 arose mainly from distribution fees incurred by the music company from Fontana.

Administration Expenses

General and administrative expenses decreased by $1,311,877, or 49 % from $ 2,659,078 for the nine months ended March 31, 2013 to $1,347,201for the nine months ended March 31, 2014. The decrease was primarily attributable to the reduction of staff and our former CEO taking a leave of absence without pay.

Other Expense

Interest expense in the nine months ended March 31, 2014 was $3,634,798 compared to $2,946,941 in the same period in 2013.   The 2014 interest expense includes $1,577,835 related to SAFELA for the mortgage and construction loan.

Interest on movie production loans was $1,767,976 during the nine months ended March 31, 2014 as compared to $1,118,778 for the nine months ended March 31, 2013.

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

The accompanying consolidated financial statements are prepared under a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. For the year ended June 30, 2013, the Company recorded a loss from operations of approximately $18,190,000, and utilized cash in operations of $548,000. As of June 30, 2013, the Company had a working capital deficit of approximately $19,844,000. For the nine months ended March 31, 2014 the Company recorded a loss from operations of approximately $7,662,000, utilized cash in operations of approximately $3,945,000 and had a working capital deficit of approximately $23,450,000

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to return to profitability or to develop additional sources of financing or capital. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Historically, the Company’s main source of cash was through the exploitation of its films, sales of equity and debt financing. However, the Company has not released or distributed a new film since July 2012. The Company’s next film, Fractured (Schism), is expected to be released in April, 2014, and the Company also intends to release the next DMX album in mid-2014 and the Thugs Bones N Harmony album was released in December 2013, so revenue, although lower than originally expected, will be received in 2014. Additionally, management has begun to implement cost reductions including reducing the size of its staff and size of its Los Angeles and UK offices and expects to be able to continue to obtain additional financing. Additionally, as the SHPO tax credits have been certified and SAPLA has begun to sell them and receive cash proceeds, amounts are expected to be collected against the Receivable from related party (Note 4). No assurance can be given that the financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Short Term Liquidity

The Company has an accumulated deficit of approximately $45,790,000 as of March 31, 2014.  Management believes that, based on historical revenues generated from the licensing of the distribution rights on our motion pictures and the new revenues generated from the release of two albums in the music division in our 2014 fiscal year, as well as expanding business at the post-production facility, we will have sufficient working capital to operate for the next twelve months. Included in the revenue expected in our film division will be the release of a new film, Fractured, in April 2014, which will see revenues generated during the next year. As noted above, the Company will also begin to receive collections on their Receivable from related party. In addition, the Company has scaled back on administrative expenses through the closing of our UK office and move of our Los Angeles office to a smaller location. The Company also hopes to continue to raise capital, or pay off existing debt, through the issuance of convertible debentures.

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

Cash Flows

Operating Activities: Net cash used in operating activities for the nine months ended March 31, 2014 was approximately $3,945,000.  Accrued interest increase, amortization of film costs, music assets and amortization of building improvements and abandonment of development costs were the primary adjustments to the Net Loss of approximately $8,320,000.

Investing Activities:  There was no cash used in investing activities this period.

Financing Activities: Net cash provided by financing activities for the nine months ended March 31, 2014 was $3,943,000, arising from the proceeds from accrued interest, and the new convertible debentures and loans entered into this quarter.

Capital Resources

As of March 31, 2014, the Company did not have any outstanding capital commitments.  As of the date of this filing, the Company had no other commitments than disclosed in the Company’s financial statements and notes to the financial statements.

Working capital deficit at March 31, 2014 was approximately $23,450,000, which is increasing from our position as of June 30, 2013 of $19,844,000, with the largest impact on the working capital deficit being the increase in accrued interest on the indebtedness, which is all classified as current liabilities.

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

Stockholder’s Deficit at March 31, 2014 was approximately $14,400,000 increasing from $7,070,000 as at June 30, 2013. The change was primarily due to the conversion of debt to equity through the issuance of common shares offset by the Net loss for the period.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were ineffective due to a material weakness existing in our internal controls over financial reporting (described below), which has not been fully remediated as of March 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive and Chief Financial Officer have concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal control:

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes other than as noted below, to this litigation this period, since our disclosure included in the Annual Report included in the Form 10K, filed on October 15, 2013. See discussion under Note 9 Contingencies.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

2.1	Asset Acquisition Agreement dated as of July 1, 2010 between Seven Arts Entertainment Inc. and Seven Arts Pictures Plc (1)
2.1.1	Amendment to Asset Transfer Agreement dated January 27, 2011 (2)
2.1.2	Second amendment to Asset Transfer Agreement (2)
3.1.	Articles of Incorporation of Seven Arts Entertainment Inc.(1)
3.1.1	Amendment to Articles of Incorporation of Seven Arts Entertainment Inc. *
3.2.	By-Laws of Seven Arts Entertainment Inc.(1)
3.2.1.	Amended By-Laws of Seven Arts Entertainment Inc. (2)
3.3	Certificate of designation of Series A preferred stock (2)
3.4	Certificate of designation of Series B preferred stock (revised) (2)
3.4.1	Amendment to the Certificate of Designation of Series B preferred stock (2)
4.1	Specimen Common Stock Certificate (1)
10.1*	Revised 2012 Stock Incentive Plan (3)
31.1**	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Departure of Directors or Certain Officers
99.1	Announcement of reverse stock split effective October 16, 2013. (4)
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

(1)	Filed as an exhibit to Amendment No. 4 to Registration Statement on Form F-1 filed on September 27, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-3 filed on August 20, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Definitive Proxy Statement on Schedule 14A on January 17, 2013 and incorporated herein by reference.
(4)	Filed as an exhibit on Form 8-K on October 16, 2013 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN ARTS PICTURES, INC.

Date: September 12, 2014	By:	/s/ Rick Bjorklund
Rick Bjorklund, CEO

Date: September 12, 2014	By:	/s/ Robert LaSalle
Robert LaSalle
Chief Financial Officer

